Form 10-Q
period 1994-04-02
BIBB CO /DE
filed 1994-05-16
CIK 814570

[TYPE]10-Q
                                          FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

   (Mark One)
      [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1994

                                              OR

      [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                                 Commission File No. 33-30434


                                        THE BIBB COMPANY
                     (Exact name of registrant as specified in its charter)



             Delaware                                             13-3348029
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                             Identification
   No.)

      237 Coliseum Drive, Macon, Georgia                              31201
   (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (912) 752-6700

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
   ___

        As of April 29, 1994, there were outstanding 9,600 shares of the registrant's Common Stock, par value $.10 per share, which is the only class of common or voting stock of the registrant.

                                   THE BIBB COMPANY

                                        INDEX


                                                                      Page No.



   PART I - FINANCIAL INFORMATION:


     Item 1.  Consolidated Financial Statements:

       Consolidated balance sheets - April 2, 1994 and January 1, 1994

       Consolidated statements of operations for the quarters ended
         April 2, 1994 and April 3, 1993


       Consolidated statement of changes in stockholder's equity


       Consolidated statements of cash flows for the quarters ended April 2, 1994 and April 3, 1993


       Notes to Consolidated Financial Statements


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations



   PART II - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

                                 THE BIBB COMPANY AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                           (thousands of dollars, except per share data)
                                                   April 2,         January 1,
                                                     1994             1994
                                                 -----------        ----------
                                                 (unaudited)
   ASSETS

   CURRENT ASSETS:
     Cash                                           $    125         $    146
     Restricted cash                                  10,810            5,344
     Accounts receivable, net of allowances for
       doubtful accounts, discounts and claims
       of $3,166 and $3,686, respectively             16,369           17,274

     Inventories                                     116,381          102,460
     Prepaid expenses and other current assets         2,493            1,130
                                                    --------          --------

        Total current assets                         146,178          126,354

   PROPERTY, PLANT and EQUIPMENT, net                 87,905           88,064

   INVESTMENT IN T.B. WOOD'S SONS COMPANY             15,219           14,924

   OTHER ASSETS                                        9,693            8,762
                                                    --------         --------




                                                    $258,995         $238,104
                                                    ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Current maturities of long-term debt           $     86         $     86
   Accounts payable                                   33,656           27,656
     Accrued payroll and other compensation           19,029           18,134
     Accrued interest                                  1,020            6,641
     Other accrued liabilities                         3,137            4,735
                                                    --------         --------
         Total current liabilities                    56,928           57,252

   LONG-TERM DEBT, less current maturities           200,156          175,353

   COMMITMENTS AND CONTINGENCIES                         --               --

   STOCKHOLDERS' EQUITY:
     Preferred stock, Series A cumulative, $10
        par value, 250,000 shares authorized;
        0 shares issued and outstanding                  --               --
     Common stock, $.10 par value, 500,000 shares
        authorized; 9,600 shares issued and
        outstanding                                        1                1
     Additional paid-in capital                        3,427            3,427
     Retained earnings (deficit)                     ( 1,186)           2,402
     Net pension liability                           (   331)         (   331)
                                                    --------         --------
        Total stockholders' equity                     1,911            5,499
                                                    --------         --------
                                                    $258,995         $238,104
                                                    ========         ========

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (thousands of dollars, except per share amounts)
                                           (unaudited)

                                                        Quarters Ended
                                              --------------------------------
                                                   April 2,          April 3,
                                                     1994              1993
                                                 -----------        ----------
   -

   NET SALES                                      $101,454           $111,147
   COST OF SALES                                    86,763             94,900
                                                  --------           --------
     Gross Profit                                   14,691             16,247

   SELLING AND ADMINISTRATIVE EXPENSES              10,699             10,115



   MANAGEMENT FEES TO AFFILIATE                      1,000              1,000
                                                  --------           --------
     Operating Profit                                2,992              5,132

   OTHER INCOME (EXPENSE)
     Interest expense                              ( 6,191)           ( 6,721)
     Interest income from T.B. Wood's
       Sons Company                                    295                --
     Loan fee amortization and expense             (   308)           (   234)
     Other, net                                    (   376)               393
                                                  --------           --------
                                                   ( 6,580)           ( 6,562)

   INCOME (LOSS) BEFORE INCOME TAXES               ( 3,588)           ( 1,430)


   PROVISION FOR INCOME TAXES                          --                 --
                                                  ========           ========

   NET INCOME (LOSS)                              $( 3,588)          $( 1,430)
                                                  ========           ========

   NET INCOME (LOSS) PER SHARE OF COMMON STOCK    $(373.75)          $(148.96)
                                                  ========           ========

   WEIGHTED AVERAGE SHARES OUTSTANDING               9,600              9,600
                                                  ========           ========

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (thousands of dollars)
                                          (unaudited)

                                                Additional  Retained     Net
                              Preferred  Common  Paid-in   Earnings   Pension
                                Stock    Stock   Capital  (Deficit)  Liability
                             --------- --------  -------  ---------  ---------

   Balance, January 1, 1994     $   --   $    1   $ 3,427   $ 2,402   $(  331)

   Net loss                         --      --        --     (3,588)       --
                               --------  -------  -------  --------  ---------

   Balance, April 2, 1994       $   --   $    1   $ 3,427   $(1,186)  $(  331)

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands of dollars)



                                           (unaudited)
                                                          Quarters Ended
                                                ------------------------------
                                                 April 2,           April 3,
                                                     1994               1993
                                                 -----------        ----------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                            $( 3,588)            $( 1,430)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     for) operating activities:
        Depreciation and amortization              3,212                3,257
        Loan fee amortization                        308                  234
        Net (gain) loss on sales of assets       (     2)                  12
        Equity earnings in investment                --               (   405)
                                                --------             --------
   Changes in operating assets and liabilities:
     Restricted cash                             ( 5,466)                  --
     Accounts receivable                             905              ( 2,676)
     Inventories                                 (13,921)             (10,404)
     Prepaid expenses and other current assets   ( 2,206)             ( 1,138)
     Accounts payable and accrued expenses       (   324)               6,533
                                                --------             --------
   Net cash provided by (used for) operating
     activities                                  (21,082)             ( 6,017)
                                                --------             --------

   CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                            ( 3,056)           ( 3,576)
   Proceeds from sale of fixed assets                    4                  5
   Other, net                                      (   395)                72
                                                  --------            --------
   Net cash used for investing activities          ( 3,447)           ( 3,499)

   CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments from T.B. Wood's Sons Company            --               5,560
   Net (repayments) borrowings under
    revolving lines of credit                       24,803              3,998
   Deferred loan fees                                  --                 --
   Other, net                                      (   295)           (    15)
                                                  --------            --------
   Net cash provided by (used for)
     financing activities                           24,508              9,543
                                                  --------            --------

   NET INCREASE (DECREASE) IN CASH                 (   21)                 27
   CASH AT BEGINNING OF PERIOD                        146                 102
                                                  ---------           --------

   CASH AT END OF PERIOD                         $    125             $    129
                                                 ========             ========

   INCOME TAXES PAID IN THE PERIOD, NET          $    --               $    --

                                                 ========             ========



   INTEREST PAID IN THE PERIOD                   $ 12,129             $ 12,530
                                                 ========             ========

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   1.  BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 1, 1994.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 2, 1994 and the results of its consolidated operations and its consolidated cash flows for the quarters ended April 2, 1994 and April 3, 1993. Certain prior year amounts have been reclassified to agree with current year presentation.

        Annual results of operations of the Company have been reported for the 52- or 53-week period ending nearest December 31. Interim results for the quarter ended April 2, 1994 and April 3, 1993 are for 13 weeks each. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.

        Unless the context otherwise requires, the "Company" means The Bibb Company (formerly The NTC Group, Inc.), a Delaware corporation, and its predecessor, The Bibb Company, a Georgia corporation.

   2.  INVENTORIES

        The major classes of inventories were as follows (thousands of dollars):

                                                   April 2,         January 1,
                                                     1994              1994
                                                 -----------        ----------
   -

      Raw materials and supplies                  $  14,444         $  13,641
      Work-in-process                                41,773            40,107
      Finished goods                                 68,568            57,116
                                                  ---------         ---------
        Total at FIFO cost                          124,785           110,864



      Excess of FIFO cost over LIFO cost           (  8,404)        (   8,404)
                                                  ---------          ---------
        Total at LIFO cost                        $ 116,381         $ 102,460

   3.  INVESTMENT IN T.B. WOOD'S SONS COMPANY

        On April 2, 1993, T.B. Wood's Sons Company ("Woods") acquired new product lines and completed a recapitalization. In settlement of amounts owing on the note payable to the Company ("Woods Note"), the Company received a cash payment of $5,560,000, two new notes and a warrant exercisable by the Company to purchase up to 125,000 shares of common stock of Woods. The new notes received consist of (i) a ten-year, $13,218,000 subordinated promissory note, with interest of $576,000 payable semi-annually, except that until the third anniversary of the date of said note, the interest due thereunder on any interest payment date shall be added to the outstanding principal of the note, and (ii) a ten-year, $2,000,000 non-interest bearing, subordinated promissory note. If the $2,000,000 note is not repaid within three years, the Company will receive a second warrant which will be exercisable by the Company for the purchase of up to an additional 62,500 shares of common stock of Woods. The Company believes that the consideration received from Woods was fair to the Company from a financial point of view.

   4.  INCOME TAXES

        In June 1989, the stockholders of the Company filed elections with the Internal Revenue Service and certain state taxing authorities to be treated as an S Corporation beginning April 2, 1989. As an S Corporation, the Company generally will not be subject to corporate level taxes on its net income because such income will be attributed to the Company's stockholders and taxes on such income will be directly payable by them. As a result, the Company generally intends to make quarterly distributions to its stockholders in amounts equal to such taxes estimated to be payable by them.

        Subsequent to the S Corporation election, the Company remains subject to state and local income taxes in certain states and municipalities. The Company has net operating loss carryforwards available to offset future taxable income in these states and municipalities.

   5.  LONG-TERM DEBT

        Long-term debt consisted of the following (thousands of dollars):


                                                   April 2,         January 1,
                                                     1994             1993
                                                 -----------       ----------

   14% Senior Subordinated Notes, due 1999         $127,004          $127,004

   13 7/8% Senior Subordinated Notes, due 1999,
     net of unamortized discount of $96 and $101,
     respectively                                    32,727            32,722

   Payable under Senior Revolving Credit Facility    28,711             3,900



   Industrial Development Revenue Bonds,
     variable rate interest, due in 2003 and 2004    11,000            11,000

   Other                                                800               813
                                                    --------         --------
                                                    200,242           175,439

   Less current maturities                               86                86
                                                   --------          --------
                                                   $200,156          $175,353

        In August 1993, the Company refinanced its senior revolving credit facility (the "Refinancing"). The Refinancing consisted of the Company's entering into a new revolving credit agreement with existing lenders (the "Credit Agreement") and the Trade Receivables Transaction (as described below). The Credit Agreement provides for a three-year revolving credit facility (the "Credit Facility"), under which the Company may borrow up to an aggregate of $45,000,000 for working capital purposes (up to $20,000,000 of which may be issued as letters of credit). The "Trade Receivables Transaction" involved the sale of certain trade accounts receivable ("Receivables") for a cash purchase price of $50,000,000. During the term (fifty-seven months) of the Trade Receivables Transaction, the cash generated by the Receivables will be used to purchase additional Receivables originated by the Company, among other things. As a result of the Refinancing, the Company's ability to finance its working capital needs was increased.

   Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

   (a)  Results of Operations

        Net sales for the quarter ended April 2, 1994 were $101,454,000, a decrease of $9,693,000, or 8.7% from the comparable prior year period. The decrease in sales was primarily due to reduced sales of terry products in the first quarter resulting from the loss of an important terry program at a major retailer following its decision to go with branded merchandise and the sales of juvenile products returning to normal levels during the first quarter of 1994 after exceptionally strong sales in the year earlier period. The decline in terry and juvenile sales was partially offset by continuing sales increases in the Company's Royalton(trademark) and adult bedding lines and improvement in the Company's institutional sheets business. The Company has made substantial progress in the first quarter in replacing the lost terry volume.

        The Company's gross profit for the first quarter of 1994 was $14,691,000, or 14.5% of net sales compared to $16,247,000, or 14.6% of net sales for the comparable prior year period. The 1994 first quarter gross margin decline was a result of the decrease in sales volume discussed above, and the related curtailment of plant operating schedules in the terry operations. This was partially offset by continuing increases in revenues and margins in the Company's Royalton(trademark) line as well as manufacturing cost improvements resulting from the Company's continuing cost reduction program.

        Selling and administrative expenses in the first quarter of 1994 were $10,699,000, or 10.5% of net sales compared to $10,115,000, or 9.1% of net sales for the comparable prior year. The increases in selling and administrative expenses resulted primarily from additional marketing and sales efforts to further develop the Royalton(trademark) and designer product lines.

        As a result of the above factors, operating profit for the quarter decreased to $2,992,000, compared to $5,132,000 in the prior year.

        Interest expense for the quarter declined to $6,191,000 compared to $6,721,000 for the prior year, primarily as a result of the Refinancing (defined below) in August 1993.

        For the quarter, the Company had a net loss of $3,588,000 compared to a net loss of $1,430,000 in the comparable prior year period.

   (b)  Liquidity and Capital Resources

        In August 1993, the Company refinanced its senior revolving credit facility (the "Refinancing"). The Refinancing consisted of the Company's entering into a new revolving credit agreement with existing lenders (the "Credit Agreement") and the Trade Receivables Transaction (as described below). The Credit Agreement provides for a three-year revolving credit facility (the "Credit Facility"), under which the Company may borrow up to an aggregate of $45,000,000 for working capital purposes (up to $20,000,000 of which may be issued as letters of credit). The "Trade Receivables Transaction" involved the sale of certain trade accounts receivable ("Receivables") for a cash purchase price of $50,000,000. During the term (fifty-seven months) of the Trade Receivables Transaction, the cash generated by the Receivables will be used to purchase additional Receivables originated by the Company, among other things. As a result of the Refinancing, the Company's ability to finance its working capital needs was increased.

        The Company experiences significant fluctuations in its working capital requirements primarily associated with its retail customers' late summer and fall inventory purchasing. The Company's primary ongoing cash requirements will be to fund debt service, make capital expenditures and finance working capital. The Company expects that its internally generated funds from operations, supplemented by borrowings under the Credit Agreement, the Trade Receivables Transaction and other external sources, will be sufficient to meet its debt service requirements, capital expenditures and working capital needs. In order to reduce its cost of borrowing, the Company intends to take advantage of favorable purchase money financing and other types of borrowings.

                             PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

          None

   (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended April 2, 1994.

                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             THE BIBB COMPANY




                                         By:  /s/Edgar E. Davis
                                              --------------------------------
                                              Edgar E. Davis
                                              President, Chief Operating
                                              Officer
                                              (Principal Executive Officer)




                                         By:  /s/Dennis L. Wolfarth
                                              --------------------------------
                                              Dennis L. Wolfarth
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)




   DATE:  May 12, 1994