Form 10-Q
period 1994-07-02
BIBB CO /DE
filed 1994-08-16
CIK 814570

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 2, 1994

                           OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
    TRANSITION PERIOD FROM ________________TO________________.


                     Commission File No 33-30434



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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No


   As of July 29, 1994, there were outstanding 9,600 shares of the registrant's Common Stock, par value $.10 per share, which is the only class of common or voting stock of the registrant.

                              THE BIBB COMPANY

                                    INDEX

PART I - FINANCIAL INFORMATION:


   Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets -
            July 2, 1994 and January 1, 1994

         Consolidated statements of operations
            for the quarters and six months ended
             July 2, 1994 and July 3, 1993

         Statement of changes in stockholders' equity

        Consolidated statements of cash flows for the six months ended July 2, 1994 and July 3, 1993

        Notes to Consolidated Financial Statements

    Item 2.  Management's Discussion and Analysis of Financial

        Condition and Results of Operations

PART II - OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K

Signatures


                            THE BIBB COMPANY
                      CONSOLIDATED BALANCE SHEETS
            (thousands of dollars except per share data)

                                        July 2,                 January 1,
                                         1994                      1994
                                     ___________                __________
                                     (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                               $    128                   $    146
  Restricted Cash                      11,580                      5,344
  Accounts receivable, net of
   allowances for doubtful accounts,
   discounts and claims of $3,791
   and $3,686, respectively            11,721                     11,374
  Inventories                          84,541                     73,926
  Prepaid expenses and other
   current assets                       1,854                      1,130
                                     ________                   ________






Total current assets                  109,824                     91,920
                                     ========                   ========

NET ASSETS OF DISCONTINUED
 OPERATIONS                            50,729                     47,212

PROPERTY, PLANT and EQUIPMENT, net     64,622                     65,386

INVESTMENT IN AFFILIATE -
 T.B. WOOD'S SONS COMPANY              15,512                     14,924

  OTHER ASSETS                          9,854                      8,762
                                    _________                  _________
                                    $ 250,541                  $ 228,204


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of
  long-term debt                   $       86                 $      86
 Accounts payable                      40,038                    23,756
 Accrued payroll and other
  compensation                         11,488                    12,484
 Accrued interest                       6,616                     6,641
   Other accrued liabilities            4,415                     4,385
                                   __________                __________

Total current liabilities              62,643                    47,352


LONG-TERM DEBT, less current
 maturities                           199,240                   175,353


COMMITMENTS AND CONTINGENCIES             --                        --


STOCKHOLDERS' EQUITY:
  Preferred stock, Series A cumulative,
   $10 par value, 250,000 shares
   authorized; 0 shares issued and
    outstanding                          --                        --
  Common stock, $.10 par value,
    500,000 shares authorized; 9,600
    shares issued and outstanding           1                        1
  Additional paid-in capital            3,427                    3,427
  Retained earnings (deficit)         (14,439)                   2,402
     Net pension liability            (   331)                  (  331)
                                   __________               __________
Total stockholders' equity            (11,342)                   5,499

                                     $250,541                 $228,204
                                   ==========                 ==========

See accompanying notes to consolidated financial statements.


                                  THE BIBB COMPANY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               (thousands of dollars, except per share amounts)
                                    (unaudited)
                              Quarters Ended           Six Months Ended
                           _____________________     ____________________
                           July 2,       July 3,     July 2,       July 3,
                            1994          1993        1994          1993
                          _______       _______     _______      _______
NET SALES                $ 85,382       $ 96,468     $165,244     $176,972
COST OF SALES              75,716         77,210      141,794      143,734

Gross Profit                9,666         19,258       23,450       33,238

SELLING AND ADMINISTRATIVE
 EXPENSES                   9,264           8,592      17,689       16,175
MANAGEMENT FEES TO
 AFFILIATE                  1,000          1,000       2,000        2,000
                         ________       ________    ________     ________

Operating Profit (Loss)  (    598)         9,666       3,761       15,063

OTHER INCOME (EXPENSE)
 Interest expense        (  5,722)      (   5,980)  (  11,113)   (  11,701)
 Interest income from
  Affiliate - T.B. Wood's
  Sons Company                293            --           588         --
 Loan fee amortization
  and expense            (    306)     (     446)   (     614)  (     680)
 Other, net              (    277)     (     35)    (     453)        358
                          ________      ________     _________   _________
                         (  6,012)     (  6,461)    (  11,592)  (  12,023)
                         ________      ________     _________   _________
INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS (  6,610)        3,205    (    7,831)      3,040

DISCONTINUED OPERATIONS:
 Loss from operations    (  5,643)     (  2,092)   (    8,010)   ( 3,357)
 Provision for losses
  during disposition     (  1,000)          --     (    1,000)       --
                         ________      ________    __________   ________

INCOME (LOSS) BEFORE
 INCOME TAXES            ( 13,253)        1,113    (   16,841)   (   317)

PROVISION FOR INCOME TAXES    --            --             --          --
NET INCOME (LOSS)        ( 13,253)        1,113    (   16,841)   (   317)
                         ========      ========     =========   ========

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS
 PER SHARE OF
 COMMON STOCK            ( 688.54)       333.85    (   815.73)     316.67

DISCONTINUED OPERATIONS PER
 SHARE OF COMMON STOCK   ( 691.98)    (  217.92)    (  938.54)   ( 349.69)

NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK          $(1,380.52)    $  115.94    $(1,754.27)  $(  33.02)
                       ==========    =========    ==========   =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                9,600        9,600         9,600       9,600

See accompanying notes to consolidated financial statements.

                              THE BIBB COMPANY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (thousands of dollars)
                                (unaudited)

                                            Additional             Net
                       Preferred   Common   Paid-in    Retained    Pension
                       Stock       Stock    Capital    Earnings    Liability
                       _________   _______  __________ ________    _________

Balance,
 January 1, 1994       $   --      $    1   $  3,427   $  2,402    $(   331)

Net loss                   --         --         --     (16,841)        --
                      _______    _______  _______   ________  ________

Balance,
 July 2, 1994          $   --      $    1   $  3,427   $( 14,439)  $(   331)
                      =======     =======  =======    =========  =======

See accompanying notes to consolidated financial statements.

                                   THE BIBB COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (thousands of dollars)
                                      (unaudited)

                                             Six Months Ended
                                     ________________________________
                                      July 2,                  July 3,
                                       1994                     1993
                                      _______                  _______
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                  $  (  16,841)             $  (    317)
 Adjustments to reconcile net
   (loss) to net cash provided by
   (used for) operating activities:
 Depreciation and amortization             4,724                    4,718
 Loan fee amortization                       614                      680
 Net (gain) loss on sales of assets     (     10)                      28
 Equity (earnings) loss                      --                  (    386)

Changes in operating assets and liabilities:
 Restricted cash                        (  6,236)                     --
 (Increase) in accounts receivable      (    347)                (  1,264)
 (Increase) in inventories              ( 10,615)                ( 16,541)
 (Increase) in prepaid expenses and
  other current assets                  (  1,567)                (    384)
 Increase in accounts payable and
  accrued expenses                        15,291                   10,414
 Change in operating assets &
  liabilities of discontinued
  operations                            (  1,862)                     725
                                        ________                 ________
Net cash (used for) operating
 activities                             ( 16,849)                (  2,327)


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                    (   3,978)                (  4,942)
Capital expenditures of
 discontinued operations                (   1,655)                (  1,292)
Disposal of fixed assets                       27                       14
Other, net                              (     862)                (    347)
                                         ________                 ________
Net cash used for investing activities  (   6,468)                (  6,567)
                                         ________                 ________
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments from T.B. Wood's
 Sons Company, net                            --                    5,560
 Net borrowings under revolving
  lines of credit                           23,887                    3,346
 Other, net                              (     588)                      --
                                           ________                 ________

Net cash provided by financing activities   23,299                     8,906
                                          ________                 ________

NET INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                        (      18)                       12

CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                          146                       102

CASH AND EQUIVALENTS AT END OF PERIOD   $      128               $       114

INCOME TAXES PAID IN THE PERIOD, net    $      --                $       --

INTEREST PAID IN THE PERIOD             $   13,475               $    13,932

See accompanying notes to consolidated financial statements.

                                      THE BIBB COMPANY
                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In  the  opinion of  management,  the  accompanying unaudited  consolidated
financial statements contain    all adjustments (consisting of normal
recurring accruals) necessary to present fairly the Company's financial position as of July 2, 1994 and the results of its consolidated operations and its consolidated cash flows for the six months ended July 2, 1994 and July 3, 1993. Certain prior year amounts have been reclassified to agree with current year presentation.

Annual results of operations of the Company have been reported  for the 52-
or 53-week period    ending nearest December 31.  Interim results for  the six
months ended July 2, 1994 and July 3, 1993     are for 26 weeks each.  Interim
results of operations are not necessarily indicative of the results that may be expected for the full year.

2. SIGNIFICANT  ITEMS AFFECTING  FINANCIAL  STATEMENTS

   Following a comprehensive review of the operations of the Company, which was completed in July 1994, the Company implemented a number of changes to improve future operating performance. These changes included a) a plan to reduce overall costs, including restructuring the Company's management organization and b) a plan to dispose of the Company's terry products business.

Management Organization and Cost Reduction Program

  In  July 1994,  the Company  implemented a  cost reduction  program, which,
among other things,    included restructuring the Company's management
organization and the sales and marketing operation relating to consumer products, resulting in a significant reduction in management staff and other employees. Because this program was not approved and implemented until the third quarter of 1994, the full benefit of the cost reduction program
will not be realized until the fourth quarter of    1994.

Discontinued Operations - Terry Products Business

  In August 1994, the Board of Directors of the Company approved a plan to dispose of the Company's terry products business, which includes bath towels and other terry products sold primarily to retail chains, specialty chains and mass merchants, as well as to hotels, hospitals and others serving the hospitality market (the "Terry Disposition"), but does not include the Company's damask table linen products. It would include the sale of the
Company's  manufacturing and  distribution  facilities, and       related  net
working capital, located in Roanoke Rapids and Goldsboro, North Carolina. Proceeds from the Terry Disposition are expected to be applied against the
Company's outstanding    indebtedness and used for working capital purposes.

  The  terry products business that  is the subject  of the Terry Disposition
has been accounted  for as a     discontinued operation and,  accordingly, the
operating results and net assets relating thereto have     been segregated and
reported as "Discontinued Operations" in the accompanying financial statements.

   Summarized results of operations for the terry products business were as follows:

                               Three Months                Six Months
                          July 2,        July 3,     July 2,        July 3,
                          1994           1993          1994           1993
                      ___________   ___________    __________     __________
Sales                $  30,557      $  27,467      $  52,149      $ 58,110

Total loss related
  to discontinued
  operations         $   6,643      $   2,092      $   9,010      $  3,357

Net assets for the terry products business consisted of the following:

                                         July 2,          January 1,
                                          1994               1994
Net current assets                       $ 28,095           $  24,534

Net non-current assets                     22,634              22,678


  The  total loss related to  discontinued operations for  the terry products
business includes interest    expense of $800,000 and $1,000,000 for the three
months  ended July 2, 1994 and  July 3, 1993,     respectively, and $1,600,000
and $2,000,000 for the six months ended July 2, 1994 and July 3, 1993, respectively.

  The  financial statements for the  prior periods have  been reclassified to
conform to the current    periods' presentation.

3. INVENTORIES

  The major classes of inventories were as follows (thousands of dollars):

                                             July 2,         January 1,
                                              1994              1994

Raw material and supplies                  $  9,933          $  9,516
Work-in-process                              35,766            34,463
Finished goods                               45,546            36,651

Total at FIFO cost, which approximates

 replacement costs
Excess of FIFO cost over LIFO cost          ( 6,704)          ( 6,704)

Total at LIFO cost                        $  84,541           $  73,926

4.INVESTMENT  IN AFFILIATE   - T.B. WOOD'S SONS COMPANY

  On April 2, 1993, T.B. Wood's Sons Company ("Woods") acquired new product lines and completed a recapitalization. In settlement of amounts owing on the note payable to the Company ("Woods Note"), the Company received a cash payment of $5,560,000, two new notes and a warrant exercisable by the Company to purchase up to 125,000 shares of common stock of Woods at an exercise price of $.01 per share. The new notes received consist of (i) a
ten-year, $13,218,000 subordinated promissory note, with   interest of
$576,000 payable semi-annually, except that until the third anniversary of the date of said note, the interest due thereunder on any interest payment date shall be added to the outstanding principal of the note, and (ii) a ten-year, $2,000,000 non-interest bearing, subordinated promissory note. If the $2,000,000 note is not repaid within three years, the Company will receive a second warrant which will be exercisable by the Company for the purchase of up to an additional 62,500 shares of common stock of Woods at an exercise price of $.01 per share. The Company believes that the consideration received from Woods was fair to the Company from a financial point of view.

5.INCOME TAXES

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

6.LONG-TERM DEBT

  Long-term debt consisted of the following (thousands of dollars):

                                           July 2,         January 1,
                                            1994                 1994
14% Senior Subordinated Notes,
   due 1999                              $127,004           $127,004

13 7/8% Senior Subordinated Notes, due
   1999, net ofunamortized discount of
   $91 and $101, respectively              32,732             32,722

Payable under Senior Revolving Credit
 Facility                                  27,825              3,900
Industrial Development Revenue Bonds,
 variable rate interest, due in
 2003 and 2004                             11,000             11,000
Other                                         765               813
                                         ________          ________
                                          199,326           175,439
Less current maturities                        86                86
                                         ________         _________
                                         $199,240          $175,353


  In 1993, the Company decided to sell certain of its trade accounts
receivable (the "Receivables") in the   Trade Receivables Transaction
(described below). Inasmuch as the Receivables served as collateral under the Company's then outstanding senior credit facility, the Company and its senior lenders agreed to refinance the senior credit facility to, among other things, release from collateral the Receivables. Accordingly, at the same time that it entered into the Trade Receivables Transaction, the Company and its senior lenders entered into a new revolving credit agreement (the "Credit Agreement") providing for a new credit facility with a term expiring in August 1996, under which the Company was permitted to borrow up to $45,000,000 for working capital purposes (up to $20,000,000 of which could be issued as letters of credit) ( the "Credit Facility").

  On July 25, 1994, the Company and its senior lenders amended the Credit Agreement (the "Amendment") effective July 2, 1994. Among other things, the Amendment (i) increased the amount the Company may borrow under the Credit Facility from $45,000,000 to $60,000,000 subject to certain specified borrowing base requirements (and increased the amount which may be issued as letters of credit from $20,000,000 to $25,000,000), which amount is subject to permanent reduction in the event of certain mandatory prepayments, (ii) shortened the term of the Credit Agreement to January 1, 1996, (iii) further restricted the amounts of certain "Restricted Junior Payments" (as defined) payable under certain circumstances, (iv) revised certain of the financial tests contained in the restrictive covenants to levels that better reflect the Company's recent operating results, and (v) added an additional financial covenant requiring the Company to meet a minimum cash flow test. Under the Amendment, the Credit Facility will be reduced to $55,000,000 on December 15, 1994. The Amendment also deleted certain financial covenants to be tested as of July 2, 1994 (with which the Company would not have been in compliance) and said deletion constituted the senior lenders' waiver of the
Company's failure   to comply with those covenants as of that date.

  The "Trade Receivables Transaction" involved the sale of the Receivables for a cash purchase price of $50,000,000. During the term (fifty-seven months) of the Trade Receivables Transaction, the cash generated by the Receivables will be used to purchase additional Receivables originated by the Company, among other things.

7.SUBSEQUENT EVENT - FLOOD DISRUPTION

  During the first week in July 1994, heavy rains and flooding in central Georgia disrupted the operations at three of the Company's plants and the Macon administrative headquarters. While there was no material physical
damage  to these  plants, operations were  curtailed.   In addition,  a minor
amount of inventory at one storage location was water damaged. The Company carries business interruption insurance and plans to submit a claim for
these losses, subject to the policy deductibles   and exclusions.

Item  2.  Management's  Discussion and Analysis  of Results of  Operations and
          Liquidity and Capital   Resources

(a)Results of Operations

  As discussed in Note 2 to the Company's financial statements, a comprehensive review of the operations of the Company was completed in July 1994 which resulted in a number of changes. These changes included the implementation of a significant cost reduction program in July, and reorganization of the management structure and the sales and marketing
organization related to    consumer products.  In connection with this
restructuring, Edgar Davis resigned as President and Chief Operating Officer and Thomas C. Foley assumed those positions, in addition to his positions as Chairman and Chief Executive Officer of the Company. In addition, the decision was made to dispose of the Company's terry products
business.   The  operating results  and net  assets  related to  the terry products business  are reflected in  the accompanying financial  statements as
"Discontinued       Operations."   Accordingly,  the discussion  which follows
addresses the results of operations for the     Company's continuing business,
which includes the Company's Engineered products group, the    Apparel
products group and the Bedding products group, which includes products for the
consumer    and hospitality markets, unless otherwise indicated.

Results of Continuing Operations

  Net sales for the quarter and six months ended July 2,1994 were $85,382,000 and $165,244,000, respectively. Net sales for the quarter decreased $11,086,000 or 11.5% from the comparable prior year period, and $11,728,000 or 6.6% for the six month period. The Company's performance in the second quarter and first half was impacted by a faster than anticipated decline in sales of juvenile licensed bedding products, particularly licensed bedding products bearing the Barney (trademark) theme and character, compared with the prior year period and first quarter of 1994. This decline in juvenile sales resulted in a decline in overall sales, and high close out and other inventory related losses. Increased sales of lower margin promotional consumer products partially offset the decline in juvenile products sales, but adversely impacted margins and profitability.

  Gross profit for the second quarter was $9,666,000 or 11.3% of sales and for the six months was $23,450,000 or 14.2% of sales. This was a decrease of $9,592,000 and $9,788,000 from the comparable prior year quarter and six months, respectively. Gross profit was primarily affected as a result of the sales mix, with less sales of juvenile bedding products, which carry higher profit margins, and more sales of promotional adult bedding products at lower margins. While sales and margins increased in the Company's Royalton trademark) (line, the increase was not enough to make up for the loss of margin from juvenile bedding products.

  Selling and administrative expenses were $9,264,000 or 10.8% of net sales for the quarter ended July 2, 1994 as compared with $8,592,000 or 8.9% of net sales for the comparable prior year period and were $17,689,000 or 10.7% of net sales for the six months ended July 2, 1994 as compared with $16,175,000 or 9.1% for the comparable prior year period. The increases in 1994 were the result of additional selling and marketing expenses to develop the Company's Royalton and adult product lines, and included a $477,000 bad debt charge as a result of terminating a distributor relationship
in    Canada.

  Operating profit for the quarter from continuing operations was a loss of $598,000, compared to a profit of $9,666,000 in the prior year period.
Operating profit for the six months ended July 2, 1994 of $3,761,000 compared to $15,063,000 in the prior year period. These decreases primarily reflect the items discussed above with respect to sales mix and cost.

  Interest expense for the quarter and six    months was $5,722,000 and
$11,113,000, respectively, which was comparable to the prior year periods.

  For  the quarter and six months, the  Company had a net loss of $13,253,000
and $16,841,000 compared     with net income  of $1,113,000 and a net  loss of
$317,000 in  the comparable prior year  periods, as a     result  of the items
discussed above.

  For information concerning  the results of the discontinued  operations see
Note 2 to Consolidated    Financial Statements.

(b)Liquidity and Capital Resources

   In August 1993, the Company refinanced its senior revolving credit facility (the "Refinancing"). The Refinancing consisted of the Company's entering into
a  new  revolving  credit   agreement  with  existing  lenders   (the  "Credit
Agreement") and the Trade  Receivables Transaction (as described below).   The
Credit Agreement initially provided for a three-year revolving credit facility
(the  "Credit  Facility"), under  which  the  Company   may  borrow  up to  an
aggregate of $45,000,000 for working capital purposes (up to $20,000,000 of which may be issued as letters of credit). The "Trade Receivables Transaction" involved the sale of certain trade accounts receivable ("Receivables") for a
cash purchase price of $50,000,000.    During the term (fifty-seven months) of
the Trade Receivables Transaction, the cash generated by the Receivables will be used to purchase additional Receivables originated by the Company, among
other  things.   As a  result  of the  Refinancing, the  Company's ability  to finance its working capital needs was increased.

  On July 25, 1994, the Company and its senior lenders amended the Credit Agreement, effective July 2, 1994 (the "Amendment"). Among other things, the Amendment (i) increased the amount the Company may borrow under the Credit Facility from $45,000,000 to $60,000,000 (and increased the amount which may be issued as letters of credit from $20,000,000 to $25,000,000), which amount is subject to permanent reduction in the event of certain mandatory prepayments and subject to certain specified borrowing base requirements, (ii) shortened the term of the Credit Agreement to January 1, 1996, (iii) further restricted the amounts of certain "Restricted Junior Payments" (as defined), including management fees, payable under certain circumstances, (iv) revised certain of the financial tests contained in the restrictive covenants to levels that better reflect the Company's recent operating results, and (v) added an additional financial covenant requiring the Company to meet a minimum cash flow test. Under the Amendment, the Credit Facility will be reduced to $55,000,000 on December 15, 1994. The Amendment also deleted certain financial covenants to be tested as of July
2, 1994 (with which the Company would not have been in compliance) and said deletion constituted the senior lenders' waiver of the Company's failure to comply with those covenants as of that date.

 The Company experiences significant fluctuations in its working capital requirements primarily associated with its retail customers' late summer
and fall inventory purchasing.  The Company's    primary ongoing cash
requirements will be to fund debt service, make capital expenditures and finance working capital. The Company expects that its internally generated funds from operations, supplemented by borrowings  under the Credit Agreement,  the Trade Receivables Transaction and
other external    sources will be sufficient to meet its debt service
requirements, capital expenditures and working capital needs. In order to reduce its cost of borrowing, the Company intends to take advantage of favorable purchase money financing and other types of borrowings.

(c)Subsequent Events

   During the first week in July 1994, heavy rains and flooding in central Georgia disrupted the operations at three of the Company's plants and the Macon administrative headquarters. While there was no material physical
damage to these  plants, operations were curtailed.   In addition,  a minor
amount of inventory at one storage location was water damaged. The Company carries business interruption insurance and plans to submit a claim for these losses, subject to the policy deductibles and exclusions.

                                         PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits

     4. Amendment No. 1 entered into as of July 2, 1994 to Credit Agreement dated as of August 4, 1993.

  (b)Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended July 2, 1994.






                                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                                         THE BIBB COMPANY




                                      By:  /s/ Thomas C. Foley
                                               Thomas C. Foley
                                               President, Chairman of the
                                               Board, Chief Executive
                                               Officer and Chief Operating
                                               Officer (Principal
                                               Executive Officer)




                                          By:  /s/ Dennis L. Wolfarth
                                               Dennis L. Wolfarth
                                               Executive Vice President
                                               (Principal Financial
                                                Officer)


            DATE:  August 16, 1994

                          AMENDMENT NO. 1
                                 to
                          CREDIT AGREEMENT
                     Dated as of August 4, 1993


            THIS AMENDMENT NO. 1 ("Amendment") is entered into as of July 2, 1994 by and among The Bibb Company, a Delaware corporation, and the institutions identified on the signature pages hereof as Lenders. Capitalized terms used herein but not defined herein shall have the meanings provided in the Credit Agreement (as defined below).

                      W I T N E S S E T H:

            WHEREAS, the Borrower and the Lenders are parties to that certain Credit Agreement dated as of August 4, 1993 (the "Credit Agreement"), pursuant to which the Lenders have agreed to provide certain financial accommodations to the Borrower; and

            WHEREAS, the Borrower has requested that certain terms of the Credit Agreement be amended and the Lenders have agreed to the requested amendments on certain conditions;

            NOW, THEREFORE, in consideration of the premises set forth above, the terms and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

            1. Amendment to Credit Agreement. Effective as of the date first written above upon satisfaction of the conditions precedent set forth in Section 2 below, the Credit
  Agreement is hereby amended as follows:

            1.1  Section 1.01 is amended to:

            (a)  delete the definition of "Annual Loan Reduction
  Period" in its entirety;

            (b) delete the definition of "Borrowing Base" in its entirety and substitute the following therefor:

            "Borrowing Base" means, as of any date of determination, the sum of (i) up to (a) seventy percent (70%) of the value of Borrower's Eligible Inventory consisting of raw materials as described on Exhibit B attached hereto and made a part hereof which are not goods in transit and (b) thirty-five percent (35%) of the value of Borrower's Eligible Inventory consisting of raw materials as described on Exhibit B which are goods in transit plus (ii) up to (a) twenty-five percent (25%) of the value of Borrower's Eligible Inventory consisting of work-in-process as described on Exhibit B which is not goods in transit and (b) ten percent (10%) of the value of Borrower's Eligible Inventory consisting of work-in-process as described on Exhibit B which is goods in transit plus (iii) up to (a) fifty percent (50%) of the value of Borrower's Eligible Inventory consisting of finished goods as described on Exhibit B which are not goods in transit and (b) twenty-five percent (25%) of the value of Borrower's Eligible Inventory consisting of finished goods as described on Exhibit B which are goods in transit plus (iv) fifteen percent (15%) of the value of Borrower's Eligible Inventory consisting of supplies described on Exhibit C attached hereto and made a part hereof plus (v) the lesser of (a) $15,000,000 and (b) the sum of (1) up to sixty percent (60%) of the orderly liquidation value of Equipment plus (2) up to sixty percent (60%) of the fair market value of the Real

            Property, in each case as reflected in the Appraisals. For purposes of this definition, (1) Eligible Inventory as of any date of determination shall be determined after deduction of such reserves as the Agent deems proper and necessary, including, without limitation, reserves attributable to the Borrower's non-first-quality goods, (2) the value referenced in each of the foregoing clauses shall be determined at the lower of Borrower's cost on a first-in-first-out basis or market value, (3) goods in transit shall be deemed to be Eligible Inventory only if supported by Commercial Letters of Credit and (4) the applicability of clause (v) above shall be subject to deduction of a reserve equal to the amount by which the Revolving Credit Commitments are reduced as provided in Section 3.01(c) by application of Net Proceeds of Sale as provided in
            Section 3.01(d) and until such time as Lenders deliver to Borrower written confirmation of withdrawal of such reserve; provided, however, that such reserve shall in no event exceed $15,000,000.

            (c)  delete the definition of "Capital Expenditure
  Adjustment Amount" in its entirety;

            (d)  add the following definition of "Cash Flow":

            "Cash Flow" means, for any period, an amount equal to (i) EBITDA for such period minus (ii) Capital Expenditures made or incurred during such period minus (iii) Cash Interest Expense paid or accrued (without duplication) for such period.

            (e)  delete the definition of "Cash Interest
  Expense" in its entirety and substitute the following therefor:

            "Cash Interest Expense" means, for any period, (i) total interest expense (including the interest component of Capital Leases and interest component of other expenses associated with the Receivables Purchase Documents), whether paid or accrued, but without duplication, of the Borrower and its Subsidiaries, which is payable in cash minus (ii) total interest income (including the interest component of Capital Leases), whether paid or accrued, but without duplication, which is payable to Borrower or any Subsidiary in cash, all as determined in conformity with GAAP (with the exception of the interest component of other expenses associated with the Receivables Purchase Documents).

            (f) delete the definition of "Clean-up Prepayment" in its entirety;

            (g)  add the following definition of "Commitment
  Reduction Prepayment":

            "Commitment Reduction Prepayment" is defined in

            Section 3.01(d)(vii).

            (h) delete the definition of "EBITDA" in its entirety and substitute the following therefor:

            "EBITDA" means, for any period, the sum of the amounts for such period of (i) Net Income, plus (ii) depreciation and amortization expense and fees accrued (but unpaid) under the Management Agreement, plus (iii) Cash Interest Expense, plus (iv) federal, state, and local income taxes deducted in determining Net Income in accordance with GAAP, plus
            (v) extraordinary losses determined in accordance with GAAP which have been deducted in the determination of Net Income, plus (vi) net expense recorded by the Borrower in accordance with GAAP in connection with the sale of accounts to Bibb Funding pursuant to the Receivables Purchase Documents, minus (vii) extraordinary gains, including, without limitation, any unusual gains arising in or outside of the ordinary course of business of the Borrower not included in extraordinary gains determined in accordance with GAAP which have been included in the determination of Net Income; provided, however, that $8,500,000 in the aggregate, allocated by Borrower in the Fiscal Year ending December 31, 1994 among
            (a) the fees accrued or paid to the Lenders in connection with Amendment No. 1 to this Agreement,
            (b) writedowns in the value of Borrower's Inventory (whether expensed or actual), (c) severance expenses incurred or accrued (without duplication) by Borrower, (d) expenses incurred or accrued (without duplication) by Borrower in connection with fixed asset upgrades, and (e) losses incurred or accrued (without duplication) by Borrower attributable to the interruption of Borrower's business as a result of the floods occurring in Macon, Georgia, shall not be included in the calculation of "EBITDA".

            (i)  delete the definition of "Interest Coverage
  Ratio" in its entirety and substitute the following therefor:

            "Interest Coverage Ratio" means, for any period, the ratio of (i) EBITDA for such period to (ii) Cash
            Interest Expense for such period.

            (j)  delete the amount "$45,000,000" in the
  definition of "Revolving Credit Commitment" and substitute therefor the amount "$60,000,000";

  and

            (k) delete the date "August 12, 1996" in clause (i) of the definition of "Revolving Credit Termination Date" and substitute therefor the date "January 1, 1996".

            1.2 Section 2.05(a)(ii) is amended to delete the amount "$20,000,000" in clause (A)(I) thereof and substitute the amount "$25,000,000" therefor.

            1.3 Section 3.01(c) is amended to delete the second sentence thereof in its entirety and to substitute the following therefor:

            "The applicable Commitments shall be reduced as and when mandatory prepayments consisting of Designated Prepayments are due as provided in Section 3.01(d), whereupon, with respect to Revolving Credit Commitments, the Revolving Credit Commitment of each of Citicorp USA, Inc. and Transamerica Business Credit Corporation will be reduced by one-half of the amount of such Designated Prepayment applicable to the Revolving Loans until such Revolving Credit Commitments equal $16,500,000 and, thereafter, the Revolving Credit Commitments of each Lender shall be reduced proportionately in accordance with its Pro Rata Share of such Designated Prepayment. The Revolving Credit Commitments shall be reduced by the Commitment Reduction Prepayment as of December 15, 1995, whereupon, (i) in the event the Revolving Credit Commitment of each of Citicorp USA, Inc. and Transamerica Business Credit Corporation then exceeds $16,500,000, the Revolving Credit Commitment of each such Lender shall be reduced by the lesser of (A) $2,500,000 or (B) the amount required to reduce the Revolving Credit Commitment of each such Lender to $16,500,000 and (ii) in the event the Revolving Credit Commitment of each of Citicorp USA, Inc. and Transamerica Business Credit Corporation then equals or is less than $16,500,000, the Revolving Credit Commitments of each Lender shall be reduced proportionately in accordance with its Pro Rata Share of the Commitment Reduction Prepayment.

            1.4  Section 3.01(d) is amended to:

  delete clause (i) thereof in its entirety and to substitute the following therefor:

            (i) Upon the Borrower's receipt of any Net Proceeds of Sale (A) from the sale of Equipment in a single transaction or series of related transactions which Net Proceeds of Sale or Equipment aggregate at least $2,500,000 and/or (B) from the sale of Real Property other than the Real Property identified on Schedule 3.01-D, in each instance, other than in the ordinary course of Borrower's business, the Borrower shall make a mandatory prepayment of the Obligations in an amount equal to (C) one hundred percent (100%) of such Net Proceeds of Sale until the aggregate Revolving Credit Commitments equal $45,000,000 and
            (D) fifty percent (50%) of such Net Proceeds of Sale thereafter.

  to delete clause (iii) thereof in its entirety and to substitute the following therefor:

            "(iii) Borrower shall make a mandatory prepayment on December 15, 1994 in the amount of $5,000,000."

  to delete clause (vii) in its entirety and to substitute the following therefor:

            "(vii) Each mandatory prepayment required by clauses (i), (ii) and (iv) of this Section 3.01(d) shall be referred to herein as a "Designated Prepayment"; the mandatory prepayment required by clause (iii) of this Section 3.01(d) shall be referred to herein as a "Commitment Reduction Prepayment"; and each mandatory prepayment required by clause (v) of this Section 3.01(d) shall be referred to herein as a "Receivables Prepayment". The Borrower shall give the Agent not less than one
            (1) Business Day's prior written notice or telephonic notice promptly confirmed in writing (each of which the Agent shall promptly transmit to each Lender), of the date on which each such Designated Prepayment or Receivables Prepayment will be made (which date of prepayment shall be no later than the date on which such Designated Prepayment or Receivables Prepayment becomes due and payable pursuant to this Section 3.01(d))."

  to delete clause (viii)(A) in its entirety and to substitute the following therefor:

            "(A) the amount of each Designated Prepayment shall be applied to the outstanding Revolving Loans until paid in full and shall permanently reduce the Revolving Credit Commitments by the amount of such Designated Prepayment so applied in accordance with the provisions of Section 3.01(c);"

  and to delete clause (ix) in its entirety and to substitute the following therefor:

            "(ix) The Commitment Reduction Prepayment shall be allocated and applied to the outstanding Revolving Loans and shall correspondingly reduce the Revolving Credit Commitment of each Lender in accordance with the provisions of Section 3.01(c)."

            1.5 Section 4.01(e) is amended to add the following provision at the end thereof:

            Provided no Event of Default shall have occurred or then be continuing unwaived, the Base Rate Margin shall be reduced to one and three-quarters percent (1.75%) per annum and the Eurodollar Rate Margin shall be reduced to three percent (3.00%) per annum as of the date the Agent first receives the Financial Statements of the Borrower and its Subsidiaries required by the terms of Section 7.01(b) confirming that EBITDA, as determined as of the last day of the then immediately preceding two consecutive fiscal quarters of the Borrower for each of the twelve-month periods ending on the last day of each such fiscal quarter, equals at least $40,000,000, which reduction shall continue in effect until EBITDA, as determined on the last day of any succeeding fiscal quarter of the Borrower for the twelve-month period ending on such day, is less than $40,000,000.
            1.6 Section 9.05 to add the following provision at the end thereof:

            provided, however, that until the Revolving Credit Commitments are reduced by an aggregate of $15,000,000 as provided in Section 3.01(c) by application of Net Proceeds of Sale as provided in
            Section 3.01(d), the permitted Restricted Junior Payments referenced in clause 9.05(a) shall be calculated quarterly, as of the last day of each fiscal quarter of Borrower for the fiscal quarters of Borrower then ending after July 2, 1994, based on a comparison (on a cumulative basis) of (i) the actual EBITDA of the Borrower as reflected in the financial reports delivered to the Agent and the Lenders with respect to such fiscal quarters ("Actual EBITDA") to (ii) the projected EBITDA of the Borrower as reflected in Borrower's management plan dated June 21, 1994 delivered to the Agent and the Lenders ("Projected EBITDA") for such fiscal quarters and, (A) in the event the Actual EBITDA for the period of determination is equal to (or, with respect to the first such period of determination, is equal to or exceeds) the Projected EBITDA for such period, the amount of the permitted Restricted Junior Payment shall equal $1,000,000 per fiscal quarter in such period of determination, (B) in the event the Actual EBITDA for the period of determination is less than the Projected EBITDA for such period, the amount of the permitted Restricted Junior Payment per fiscal quarter in such period of determination shall equal $1,000,000 minus the difference (up to $250,000 per fiscal quarter) between the Actual EBITDA and the Projected EBITDA for such period, and (C) in the event the Actual EBITDA for the period of determination is greater than the Projected EBITDA for such period, the amount of the permitted Restricted Junior Payment as of the end of such period of determination shall equal (1) $1,000,000 times the number of fiscal quarters in such period of determination minus (2) the aggregate amount of such Restricted Junior Payments actually made for the fiscal quarters in such period of determination. Unless and until the aggregate amount of such permitted Restricted Junior Payments as of a given date of determination equals a negative number, Borrower shall be permitted to make up to $750,000 in such Restricted Junior Payments in any fiscal quarter of the Borrower. From and after such date of determination on which the aggregate amount of such permitted Restricted Junior Payments equals a negative number, Borrower shall make no further such Restricted Junior Payments until such aggregate amount equals or exceeds zero, whereupon the provisions of clauses (A), (B), and
            (C) shall be applicable. Any amount of such Restricted Junior Payments in excess of $750,000 paid for any fiscal quarter of the Borrower shall be payable only upon delivery of the required supporting financial reports to the Agent and the Lenders.


            1.7  Section 9.17 is deleted in its entirety.

            1.8  Section 10.01 is amended to delete the
  provisions thereof in their entirety and substitute the following therefor:

            Minimum EBITDA. The Borrower shall maintain EBITDA, as determined as of the last day of (i) each fiscal quarter of the Borrower, for the period specified below ending on such day, of at least the amount set out below opposite the fiscal quarter set out below:

       Period         Fiscal Quarter      Minimum EBITDA

       12-Month       October 2, 1993          $32,000,000
       12-Month       January 1, 1994          $38,000,000

       12-Month       April 2, 1994            $38,000,000
        3-Month       October 1, 1994          $10,000,000
        6-Month       December 31, 1994        $20,000,000

        9-Month       April 1, 1995            $28,700,000
       12-Month       July 1, 1995             $40,000,000
                        and each fiscal
                        quarter thereafter

            and (ii) September 3, 1994 for the two fiscal months ending on such day, of at least $5,000,000.

            1.9  Section 10.02 is amended to delete the
  provisions thereof in their entirety and substitute the following therefor:

            Minimum Interest Coverage Ratio. The Borrower shall maintain an Interest Coverage Ratio, as determined as of the last day of each fiscal quarter of the Borrower, (i) for the twelve-month period ending on such day, of at least the ratio set out below opposite the fiscal quarter set out below:

            Fiscal Quarter           Minimum Ratio

            October 2, 1993          1.10 to 1.00

            January 1, 1994          0.90 to 1.00

            April 2, 1994            1.00 to 1.00

            and (ii) for the period specified below ending on such date, of at least the ratio set out below opposite the fiscal quarter set out below:

       Period         Fiscal Quarter      Minimum Ratio

       3-month        October 1, 1994     1.3 to 1.00
       6-month        December 31, 1994   1.3 to 1.00
       9-month        April 1, 1995       1.3 to 1.00
      12-month        July 1, 1995        1.4 to 1.00
      12-month        September 1, 1995   1.5 to 1.00
                        and each fiscal
                        quarter thereafter

            1.10  Section 10.03 is amended to delete the
  provisions thereof in their entirety and substitute the following therefor:

            Minimum Fixed Charge Coverage Ratio. The Borrower shall maintain a ratio of (i) EBITDA plus the aggregate amount of financing fees payable by the Borrower (other than the fees accrued or paid to the Lenders in connection with Amendment No. 1 to this Agreement) plus the aggregate amount of other non-cash charges payable by the Borrower to (ii) Cash Interest Expenses plus the amount of Tax Distributions plus the amount of Borrower's income tax expense plus Capital Expenditures, as determined as of the last day of each fiscal quarter of the Borrower for (a) the twelve-month period ending on such day of at least the ratio set out below opposite the fiscal quarter set out below:

            Fiscal Quarter           Minimum Ratio

            October 2, 1993          0.80 to 1.00
            January 1, 1994          1.01 to 1.00

            April 2, 1994            1.01 to 1.00

            and (b) the period specified below ending on such day of at least the ratio set out below opposite the fiscal quarter set out below:

       Period         Fiscal Quarter      Minimum Ratio

       3-month        October 1, 1994     0.95 to 1.00
       6-month        December 31, 1994   0.95 to 1.00
       9-month        April 1, 1995       0.95 to 1.00

      12-month        July 1, 1995        1.10 to 1.00
                        and each fiscal
                        quarter thereafter

            1.11  Section 10.05 is amended to delete the
  provisions thereof in their entirety and substitute the following therefor:

            Capital Expenditures. The Borrower shall not make or incur Capital Expenditures in the aggregate in
            (a) its fiscal quarter ending October 1, 1994 in excess of $4,000,000, (b) its fiscal quarter ending December 31, 1994 in excess of $4,000,000, or (c) any of its fiscal quarters ending after 1994 in excess of the sum of (1) $3,000,000 plus (2) fifty percent (50%) of the amount by which Borrower's

            EBITDA earned in the immediately prior fiscal quarter exceeds $10,000,000.

            1.12 Article X is amended to add the following provision thereto:

            10.06 Minimum Cash Flow. The Borrower shall maintain Cash Flow greater than zero, as determined as of the last day of each fiscal quarter of the Borrower (a) commencing on October 1, 1994 and ending on July 1, 1995, for the period elapsed since July 2, 1994 through July 1, 1995, and (b) commencing on July 1, 1995 and thereafter, for the twelve-month period ending on July 1, 1995 and the twelve-month period ending on such last day of such fiscal quarter thereafter.

            1.13 Section 11.01 is amended to add the following provision thereto as clause (q):

            (q) Environmental Audit. Borrower shall have failed to commence, by September 15, 1994, through an environmental consultant satisfactory to Transamerica Business Credit Corporation, a Phase I environmental audit consistent with ASTM standards with respect to three (3) owned Real Property sites on which Borrower has material plant operations, which sites Transamerica Business Credit Corporation shall have approved, in its sole determination.

            1.14 Exhibit B is amended to delete the provisions thereof in their entirety and substitute therefor the Exhibit
  B attached hereto.

            1.15 The respective Revolving Credit Commitments for each of Citicorp USA, Inc. and Transamerica Business
  Credit Corporation set forth on the signature pages of the

  Credit Agreement are deleted in their entirety and the following substituted therefor:

       Citicorp USA, Inc. Revolving Credit Commitment:

                      $24,000,000

       Transamerica Business Credit Corporation Revolving Credit
       Commitment:

                      $24,000,000

  and the respective Revolving Credit Pro Rata Share for each Lender set forth on the signature pages of the Credit Agreement are deleted in their entirety and reference is made to the definition of "Pro Rata Share" for a determination as to the percentage representation thereof from time to time.

            1.16 Deletion of the financial covenants heretofore set forth in Sections 10.01, 10.02, and 10.03 to be tested on and as of July 2, 1994 constitutes Lenders' waiver of any Potential Event of Default or Event of Default that may have arisen due to Borrower's anticipated or actual failure to comply with such financial covenants.

            2. Conditions to Effectiveness. This Amendment shall become effective as of the date first written above provided that on or before July 25, 1994:

            2.1 Borrower shall have paid to the Agent (a) a fee in consideration of the execution and delivery of this Amendment for the account of (i) National Bank of Canada in the amount of $133,333.34, (ii) Transamerica Business Credit Corporation in the amount of $183,333.33, and (iii) Citicorp USA, Inc. in the amount of $183,333.33, and (b) a fee in consideration of the increase in their respective Revolving Credit Commitments for the account of (i) Transamerica Business Credit Corporation in the amount of $250,000 and (ii) Citicorp USA, Inc. in the amount of $250,000; and

            2.2  Agent shall have received by facsimile
  transmission one counterpart of this Amendment executed by the Borrower and each of the Lenders.

            3.  Representations, Warranties and Covenants.

            3.1 The Borrower hereby represents and warrants that this Amendment and the Credit Agreement, as amended hereby, constitute the legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their terms.

            3.2 The Borrower hereby represents and warrants that, before and after giving effect to this Amendment, no Event of Default or Potential Event of Default has occurred which is continuing or unwaived, except as may have occurred with respect to the financial covenants described and referenced in Section 1.14 of this Amendment.

            3.3 The Borrower hereby reaffirms all agreements, covenants, representations and warranties made in the Credit Agreement, to the extent the same are not amended hereby, and made in the other Loan Documents to which it is a party; and agrees that all such agreements, covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

            4.  Reference to and Effect on the Credit Agreement.


            4.1 Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import shall mean and be a reference to the Credit Agreement as amended hereby and each reference to the Credit Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Credit Agreement shall mean and be a reference to the Credit Agreement, as amended hereby.

            4.2 Except as specifically amended above, the Credit Agreement shall remain in full force and effect, and is hereby ratified and confirmed.

            4.3 The execution, delivery, and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Agent or Lenders, nor constitute a waiver of any provision of any of the Loan Documents.

            5.  Governing Law.  THIS AMENDMENT SHALL BE GOVERNED
  BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF
  NEW YORK.

            6. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

            7. Counterparts. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts, each of which shall be deemed an original and all of which, taken together, shall be deemed to constitute one and the same instrument. Delivery of an executed counterpart of this Amendment by facsimile transmission shall be effective as delivery of a manually executed counterpart hereof. Each Lender and the Borrower agree to deliver to the Agent as soon as practicable following delivery of the facsimile counterpart referenced in Section 2.2 above, seven
  (7) original counterparts of this Amendment, executed by such party.

            IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first above written.

                                     THE BIBB COMPANY



                                   By_________________________
                                     Dennis L. Wolfarth
                                     Executive Vice President


                                     CITICORP USA, INC.



                                   By_________________________
                                     John H. Rexford
                                     Authorized Representative








                                     NATIONAL BANK OF CANADA



                                   By_________________________

                                     Name:
                                     Title:


                                   TRANSAMERICA BUSINESS CREDIT
                                     CORPORATION



                                   By_________________________
                                     Susan M. Hall
                                     Vice President









































                             EXHIBIT B
                                 to
            Credit Agreement dated as of August 4, 1993
                  (as amended as of July 2, 1994)

                 FORM OF BORROWING BASE CERTIFICATE

  ------------------------------------------------------------


                          THE BIBB COMPANY
                     BORROWING BASE CERTIFICATE
                [Calendar Week ended ________, 199_]
               [Calendar Month ended ________, 199_]1


  Borrowing Base Calculation

  Eligible                           Less
  Inventory      Value2 at           Inel. &   % of  Borrowing

  Categories 3    FIFO/Market as of   Reserves  Value     Base  Value


  Raw Materials  $__________ ______  $_______  65%  $_________
  (other than
   raw cotton)

  Raw Materials  $__________ ______  $_______  70%  $_________
  (raw cotton)

  Raw Materials  $__________ ______  $_______  35%  $_________
  (goods in
  transit)

  Work-in-       $__________ ______  $_______  15%  $_________
  Process



          1 Weekly Certificate required for Eligible Inventory consisting of finished goods and raw materials; Monthly Certificate required for Eligible Inventory consisting of work-in-process.

          2  After adjustment to perpetual inventory.

          3  See attached detailed description of inventory categories.

  (select)

  Work-in-       $__________ ______  $_______  25%  $_________
  Process
  (fin. plants)

  Work-in-       $__________ ______  $_______  15%  $_________
  Process(other)

  Work-in-       $__________ ______  $_______  10%  $_________
  Process (goods
  in transit)

  Finished Goods $__________ ______  $_______  50%  $_________
  (first quality)

  Finished Goods $__________ ______  $_______  45%  $_________
  (select/1st ROM)

  Finished Goods $__________ ______  $_______  45%  $_________
  (ROM)

  Finished Goods $__________ ______  $_______  30%  $_________
  & Select
  (2nds;O/C;closeouts)

  Finished Goods $__________ ______  $_______  50%  $_________
  (Outlet Stores)

  Finished Goods $__________ ______  $_______  40%  $_________
  Aged

  Finished Goods $__________ ______  $_______  25%  $_________
  (goods in
  transit)

  Supplies       $__________ ______  $_______  15%  $_________



  Inventory

  Subtotal:                                    $_________

  plus Fixed Asset Borrowing Base4             $_________

  calculated as the lesser of:

       (i) $15,000,000 and

       (ii) the sum of:

  Equipment Orderly Liq. Val. times 60%        $_________

  plus

  Real Property Fair Market Value times 60%    $_________


  Borrowing Base                               $_________

  CERTIFICATE

  The undersigned is the duly elected, qualified and acting _______ of The Bibb Company. To the knowledge and belief of the undersigned, the information contained herein is true and correct in all material respects as of the date hereof.


       THE BIBB COMPANY



     By________________                   Date: ____________,  199_
       Title:














          4 Subject to a reserve as and when provided in the definition of "Borrowing Base" in the Credit Agreement.

                  INVENTORY CATEGORY DESCRIPTIONS



  Raw Material - Cotton    raw cotton bales purchased on long
                           term contracts; this category has a
                           reserve to reflect cotton costs lower
                           than standard

  Raw Material - Other     synthetic fibers, filament, some
                           purchased yarn, and some secondary
                           fibers (noile); this category has a
                           reserve to reflect lower than
                           standard costs

  WIP - Select             in process products

  WIP - Finishing Plants   material carried on the perpetual
                           inventory which includes some amount
                           of finished greige goods rolls

  WIP - Other              some amount of roll goods and
                           finished goods

  Finished Goods Select
  (1st/ROM)                finished goods; 1st means inspected,
                           first quality goods; ROM means run of
                           the mill (uninspected) finished goods

  Finished Goods 1st
  Quality prime finished goods; includes finished roll cloth; material at outside converters is ineligible; institutional products are included

  Finished Goods ROM       run of the mill finished goods which
                           has not been given a final inspection

  Finished Goods &
  Select (2nds, O/O,
  close-outs)              small amount of off-quality select
                           finished goods, other quality
                           finished goods, close outs, and
                           seconds; items at outside converters
                           is ineligible

  Finished Goods Outlet
  Stores                   inventory at the company outlet
                           stores in Reading, Pa. and Destin,
                           Fla.; it is valued the same as 1st
                           quality finished goods

  Finished Goods Aged      inventory in excess of 3 months
                           supply and inventory items which have
                           had no sales in the last 3 months;
                           includes apparel cloth like chambray

  Supplies                 See Exhibit C to Credit Agreement