Form 10-Q
period 1994-10-01
BIBB CO /DE
filed 1994-11-14
CIK 814570

[TYPE]10-Q
                                          FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

   (Mark One)
      [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1994

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

        As of October 28, 1994, there were outstanding 9,600 shares of the registrant's Common Stock, par value $.10 per share, which is the only class of common or voting stock of the registrant.
                                      Page 1 of
                               Exhibit Index on Page

                                   THE BIBB COMPANY

                                        INDEX


                                                                      Page No.



   PART I - FINANCIAL INFORMATION:


     Item 1.  Consolidated Financial Statements:

       Consolidated balance sheets - October 1, 1994 and January 1, 1994

       Consolidated statements of operations for the quarters and nine months ended October 1, 1994 and October 2, 1993


       Consolidated statement of changes in stockholder's equity


       Consolidated statements of cash flows for nine months ended October 1, 1994 and October 2, 1993


       Notes to Consolidated Financial Statements


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations



   PART II - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

                                 THE BIBB COMPANY AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars, except per share data)
                                                   October 1,       January 1,
                                                     1994             1994
                                                 -----------       ----------
                                                 (unaudited)
   ASSETS

   CURRENT ASSETS:
     Cash                                           $    135         $    146
     Restricted cash                                   8,918            5,344
     Accounts receivable, net of allowances for
       doubtful accounts, discounts and claims
       of $3,729 and $3,686, respectively             21,120           11,374
     Inventories                                      83,490           73,926
     Prepaid expenses and other current assets           723            1,130
                                                    --------          --------

        Total current assets                         114,386           91,920

   NET ASSETS OF DISCONTINUED OPERATIONS              49,878           47,212

   PROPERTY, PLANT and EQUIPMENT, net                 64,005           65,386

   INVESTMENT IN AFFILIATE - T.B. WOOD'S
     SONS COMPANY                                     13,805           14,924

   OTHER ASSETS                                       10,677            8,762



                                                    --------         --------

                                                    $252,751         $228,204
                                                    ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Current maturities of long-term debt          $      86         $     86
   Accounts payable                                   35,631           23,756
     Accrued payroll and other compensation           13,639           12,484
     Accrued interest                                  1,336            6,641
     Other accrued liabilities                         3,283            4,385
                                                    --------          -------
         Total current liabilities                    53,975           47,352

   LONG-TERM DEBT, less current maturities           215,479          175,353

   COMMITMENTS AND CONTINGENCIES                           0               0

   STOCKHOLDERS' EQUITY:
     Preferred stock, Series A cumulative, $10
        par value, 250,000 shares authorized;
        0 shares issued and outstanding                    0               0
     Common stock, $.10 par value, 500,000 shares
        authorized; 9,600 shares issued and
        outstanding                                        1                1
     Additional paid-in capital                        3,427            3,427
     Retained earnings (deficit)                     (19,800)           2,402
     Net pension liability                           (   331)         (   331)
                                                    --------         --------
        Total stockholders' equity                   (16,703)           5,499
                                                    --------         --------
                                                    $252,751         $228,204
                                                    ========         ========

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (thousands of dollars, except per share amounts)
                                           (unaudited)

                                  Quarters Ended          Nine Months Ended
                                ---------------------   ---------------------
                                October 1,  October 2,  October 1,  October 2,
                                  1994        1993        1994        1993
                               ----------- -----------  ---------- -----------
   NET SALES                   $ 90,794    $ 96,635     $256,038   $273,607
   COST OF SALES                 79,289      78,550      220,833    222,284
                               --------    --------     --------   --------
     Gross Profit                11,505      18,085       35,205     51,323

   SELLING AND ADMINISTRATIVE
     EXPENSES                     7,110       8,185       25,049     24,360
   MANAGEMENT FEES TO AFFILIATE   1,000       1,000        3,000      3,000



                               --------    --------     --------   --------
     Operating Profit (Loss)      3,395       8,900        7,156     23,963

   OTHER INCOME (EXPENSE)
     Interest expense           ( 5,860)    ( 5,626)     (16,973)   (17,327)
     Interest income from
      Affiliate - T. B.
      Wood's Sons Company           293           0          881          0
     Loan fee amortization
       and expense              (   585)    (   312)     ( 1,199)   (   992)
     Other, net                 (   379)    (   154)     (   832)       204
                               --------    --------    ---------   --------
                                ( 6,531)    ( 6,092)     (18,123)   (18,115)
                               --------    --------    ---------   --------
   INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS
     AND EXTRAORDINARY ITEM     ( 3,136)      2,808      (10,967)     5,848

   DISCONTINUED OPERATIONS:
     Loss from operations       ( 2,225)    (   930)     (10,235)   ( 4,287)
     Provision for losses
      during disposition              0           0      ( 1,000)         0

   EXTRAORDINARY ITEM
     LOSS FROM RETIREMENT
      OF DEBT IN CONNECTION
      WITH REFINANCING                0     (   738)           0    (   738)
                               --------    --------    ---------   --------

   INCOME (LOSS) BEFORE
     INCOME TAXES               ( 5,361)      1,140      (22,202)       823

   PROVISION FOR INCOME TAXES         0           0            0          0
                               --------    --------    ---------   --------
   NET INCOME (LOSS)            ( 5,361)      1,140      (22,202)       823
                               ========    ========    =========   ========

   NET INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS
     PER SHARE OF COMMON
     STOCK                     $(326.67)   $ 292.50   $(1,142.40)  $ 609.16

   EXTRAORDINARY ITEM                 0     ( 76.87)           0    ( 76.87)

   DISCONTINUED OPERATIONS PER
     SHARE OF COMMON STOCK      (231.77)    ( 96.88)   (1,170.31)   (446.56)
                               --------    --------    ---------   --------


   NET INCOME (LOSS) PER
     SHARE OF COMMON STOCK     $(558.44)   $ 118.75   $(2,312.71)  $  85.73
                               ========    ========   ==========   ========

   WEIGHTED AVERAGE SHARES
     OUTSTANDING                  9,600       9,600        9,600      9,600
                               ========    ========     ========   ========

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (thousands of dollars)
                                          (unaudited)

                                                Additional  Retained     Net
                              Preferred  Common  Paid-in   Earnings   Pension
                                Stock    Stock   Capital  (Deficit)  Liability
                             --------- --------  -------  ---------  ---------
   Balance, January 1, 1994     $    0   $    1   $ 3,427  $ 2,402   $(  331)

   Net loss                          0        0         0  (22,202)        0
                               --------  -------  -------  --------  ---------

   Balance, October 1, 1994     $    0   $    1   $ 3,427 $(19,800)  $(  331)

   See accompanying notes to consolidated financial statements.

                                 THE BIBB COMPANY AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands of dollars)
                                           (unaudited)
                                                      Nine Months Ended
                                                ------------------------------
                                                 October 1,       October 2,
                                                    1994             1993
                                                 -----------     ----------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                            $ ( 22,202)      $     823
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     for) operating activities:
        Depreciation and amortization                7,036           7,090
        Loan fee amortization                        1,199             992
        Extraordinary loss on retirement of debt         0             738
        Net (gain) loss on sales of assets              14              27
        Equity earnings in investment                    0         (   386)

   Changes in operating assets and liabilities:
     Restricted cash                              (  3,574)              0
     (Increase) in accounts receivable            (  9,746)        (16,056)
     (Increase) in inventories                    (  9,564)        (10,582)
     (Increase) decrease in prepaid expenses and
      other current assets                        (    232)          1,166
     Increase in accounts payable
      and accrued expenses                           6,623           2,954
     Change in operating assets &
      liabilities of discontinued
      operations                                       195              565
                                                 ---------         --------



   Net cash (used for) operating
     activities                                   ( 30,251)         (12,669)
                                                 ---------         --------

   CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                           (  5,703)         ( 6,653)

   Capital expenditures of
     discontinued operations                      (  2,861)         ( 1,483)
   Disposal of fixed assets                             26              18
   Other, net                                     (  1,467)         ( 2,038)
                                                 ---------          -------
   Net cash used for investing activities         ( 10,005)         (10,156)
                                                 ---------          -------

   CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of receivables                     0           35,000
   Proceeds from sale of receivables for
     discontinued operations                             0           15,000
   Repayments from T.B. Wood's Sons Company, net     2,000            5,560
   Net borrowings (repayments) under
    revolving lines of credit                       40,126          (30,956)
   Deferred loan fees                             (  1,000)         ( 1,555)
   Other, net                                     (    881)         (    37)
                                                 ---------         --------
   Net cash provided by
     financing activities                           40,245           23,012
                                                 ---------        --------

   NET INCREASE (DECREASE) IN CASH
    CASH AND EQUIVALENTS                          (     11)             187
   CASH AND EQUIVALENTS AT
    BEGINNING OF PERIOD                                146              102
                                                   ---------       --------

   CASH AND EQUIVALENTS AT END OF PERIOD         $     135         $    289
                                                 =========         ========

   INCOME TAXES PAID IN THE PERIOD, net          $       0         $      0
                                                 =========         ========

   INTEREST PAID IN THE PERIOD                   $  25,945         $ 25,890
                                                 =========         ========

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 1, 1994 and the results of its consolidated operations and its consolidated cash flows for the nine months ended October 1, 1994 and October 2, 1993. Certain prior year amounts have been reclassified to agree with current year presentation.

      Annual results of operations of the Company have been reported for the 52- or 53-week period ending nearest December 31. Interim results for the nine months ended October 1, 1994 and October 2, 1993 are for 39 weeks each. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.

   2.  SIGNIFICANT ITEMS AFFECTING FINANCIAL STATEMENTS

      Several significant items affected the results of operations for the quarter and nine months ended October 1, 1994.

      The Company implemented a number of changes to improve future operating performance following a comprehensive review of the operations of the Company which was completed in July 1994. These changes included (a) a plan to reduce overall costs, including restructuring the Company's management organization and (b) a plan to dispose of the Company's terry products business.

      The Company's operations were adversely affected by significant flooding in July 1994.

   Management Organization and Cost Reduction Program

      In July 1994, the Company implemented a cost reduction program, which, among other things, included restructuring the Company's management organization and the sales and marketing operation relating to consumer products, resulting in a significant reduction in management staff and other employees. Although this program was implemented in the third quarter, the full benefit of the cost reduction program will not be realized until the fourth quarter inasmuch as severance and related costs of the program were included as an expense in the third quarter in the accompanying financial statements.

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

     Summarized results of operations for the terry products business were as follows:

                            Three Months                  Nine Months
                        ---------------------        ---------------------
                        October 1,  October 2,       October 1,  October 2,
                           1994        1993             1994         1993
                        ----------  ----------       ----------  ---------
   Sales                  $ 27,516   $ 30,659        $ 79,665     $ 88,769
                          ========   ========        ========     ========

   Total loss related to
     discontinued
     operations           $  2,225   $    930        $ 11,235     $  4,287
                          ========   ========        ========     ========

     Net assets for the terry products business consisted of the following:

                                       October 1,       January 1,
                                         1994             1994
                                      ----------        ---------
   Net current assets                 $  26,937         $ 24,534

   Net non-current assets                22,941           22,678

      The total loss related to discontinued operations for the terry products business includes interest expense of $800,000 and $850,000 for the three months ended October 1, 1994 and October 2, 1993, respectively, and $2,400,000 and $2,850,000 for the nine months ended October 1, 1994 and October 2, 1993, respectively.

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

      The impact from the flood disruption is reflected in the accompanying financial statements.

   3.  INVENTORIES

      The major classes of inventories were as follows (thousands of dollars):

                                          October 1,      January 1,
                                             1994            1994
                                          ---------       ---------
   Raw materials and supplies             $ 11,625        $   9,516
   Work-in-process                          38,837           34,463
   Finished goods                           39,732           36,651

   Total at FIFO cost, which
     approximates replacement cost          90,194           80,630
                                          --------        ---------
   Excess of FIFO cost over LIFO cost      ( 6,704)         ( 6,704)
                                          --------        ---------

   Total at LIFO cost                     $ 83,490         $ 73,926
                                          ========        =========

   4. INVESTMENT IN AFFILIATE - T.B. WOOD'S SONS COMPANY

      On April 2, 1993, T.B. Wood's Sons Company ("Woods") acquired new product lines and completed a recapitalization. In settlement of amounts owing on the note payable to the Company ("Woods Note"), the Company received a cash payment of $5,560,000, two new notes and a warrant exercisable by the Company to purchase up to 125,000 shares of common stock of Woods at an exercise price of $.01 per share. The new notes received consisted of (i) a ten-year, $13,218,000 subordinated promissory note, with interest of $576,000 payable semi-annually, except that until the third anniversary of the date of said note, the interest due thereunder on any interest payment date shall be added to the outstanding principal of the note, and (ii) a ten-year, $2,000,000 non-interest bearing, subordinated promissory note. The Company believes that the consideration received from Woods was fair to the Company from a financial point of view.

     The $2,000,000 note, mentioned above, was paid in full on August 26, 1994.

   5. INCOME TAXES

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

   6.  LONG-TERM DEBT

      Long-term debt consisted of the following (thousands of dollars):

                                     October 1,        January 1,
                                       1994               1994
                                     ---------         ----------
   14% Senior Subordinated Notes,
     due 1999                       $ 127,004          $ 127,004
   13 7/8% Senior Subordinated
     Notes, due 1999, net of
     unamortized discount of
     $86 and $101, respectively        32,737             32,722

   Payable under Senior
     Revolving Credit Facility         44,074              3,900

   Industrial Development Revenue Bonds,
   variable rate interest,
     due in 2003 and 2004              11,000             11,000

   Other                                  750                813
                                     --------           --------
                                      215,565            175,439
   Less current maturities                 86                 86
                                     --------           ---------
                                     $215,479           $175,353
                                     ========           ========

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

   Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

   (a)  Results of Operations

   Background

      Results of continuing operations in the quarter ended October 1, 1994 were affected by several significant items, including costs associated with a management restructuring and the disruption of operations due to a flood in central Georgia in July.

      Management Restructuring: A comprehensive review of the operations of the Company was completed in July 1994 which resulted in a number of changes. These changes included the implementation of a significant cost reduction program in July, and reorganization of the management structure and the sales and marketing organization related to consumer products. In connection with this restructuring, Edgar Davis resigned as President and Chief Operating Officer and Thomas C. Foley, Chairman and Chief Executive Officer of the Company assumed Mr. Davis' responsibilities. In addition, the decision was made to dispose of the Company's terry products business. The operating results and net assets related to the terry products business are reflected in the accompanying financial statements as "Discontinued Operations." Accordingly, the discussion which follows addresses the results of operations for the Company's continuing business, which includes the Company's Engineered products group, the Apparel products group and the Bedding products group, which includes products for the consumer and hospitality markets, unless otherwise indicated.

      Flood Loss: During the first week of July 1994, heavy rains and flooding in central Georgia disrupted the operations of the Macon administrative headquarters and three of the Company's plants involved in the production of retail bedding products. While there was no material physical damage to these plants, operations were curtailed and delivery schedules were affected, resulting in reduced sales, lost margin, and increased manufacturing costs as a result of having plants idled during the flood period.

   Results of Continuing Operations

      Net sales for the quarter and nine months ended October 1, 1994 were $90,794,000 and $256,038,000, respectively. Net sales for the quarter decreased $5,841,000 or 6.0% from the comparable prior year period, and $17,569,000 or 6.4% for the nine month period. The Company's performance in the third quarter and nine months was affected by a faster than anticipated decline in sales of juvenile licensed bedding products, particularly licensed bedding products bearing the Barney theme and character, compared with the prior year periods. This decline in juvenile sales resulted in a decline in overall sales, and high close out and other inventory related losses in the second and third quarters. Increased sales of lower margin promotional consumer products partially offset the decline in juvenile products sales, but adversely affected margins and profitability. Net sales were also adversely affected by the flood, as discussed above.

      Gross profit was $11,505,000 or 12.7% of net sales for the quarter ended

   October 1, 1994 as compared with $18,085,000 or 18.7% of net sales for the comparable prior year period and was $35,205,000 or 13.7% of net sales for the nine months ended October 1, 1994 as compared with $51,323,000 or 18.8% of net sales for the comparable prior year period. This was a decrease of $6,580,000 and $16,118,000 from the comparable prior year quarter and nine months, respectively. Gross profit was primarily affected by (i) a change in the sales mix, with less sales of juvenile bedding products, carrying higher profit margins, and more sales of promotional adult bedding products at lower margins, (ii) higher cotton and polyester prices and (iii) the flood, as discussed above. While sales and margins increased in the Company's Royalton line, the increase was not enough to make up for the abovementioned items.

      Selling and administrative expenses were $7,110,000 or 7.8% of net sales for the quarter ended October 1, 1994 as compared with $8,185,000 or 8.5% of net sales for the comparable prior year period and were $25,049,000 or 9.8% of net sales for the nine months ended October 1, 1994 as compared with $24,360,000 or 8.9% of net sales for the comparable prior year period. Notwithstanding the severance and related costs resulting from the management restructuring included as expenses in the third quarter, selling and administrative expenses for the third quarter were lower as a result of the cost reduction program implemented in July. For the nine months, the increase reflects additional selling and marketing expenses incurred to develop the Company's Royalton and adult product lines, and included a $477,000 bad debt charge in the second quarter as a result of terminating a distributor relationship in Canada.

      Operating profit for the quarter was $3,395,000 compared to $8,900,000 in the prior year period. Operating profit for the nine months ended October 1, 1994 of $7,156,000 compared to $23,963,000 in the prior year period. These decreases primarily reflect the items discussed above. Interest expense for the quarter and nine months was $5,860,000 and $16,973,000, respectively, which amounts were comparable to the prior year periods.

      Net income from continuing operations for the quarter and nine months was a net loss of $3,136,000 and $10,967,000, respectively, compared with net income of $2,808,000 and $5,848,000 in the comparable prior year periods. For the quarter and nine months, the Company had a net loss of $5,361,000 and $22,202,000, respectively, compared with net income of $1,140,000 and $823,000 in the comparable prior year periods, as a result of the items discussed above.

      For information concerning the results of the discontinued operations, see Note 2 to Consolidated Financial Statements.

   (b)  Liquidity and Capital Resources

      In August 1993, the Company refinanced its senior revolving credit facility (the "Refinancing"). The Refinancing consisted of the Company's entering into a new revolving credit agreement with existing lenders (the "Credit Agreement") and the Trade Receivables Transaction (as described below). The Credit Agreement initially provided for a three-year revolving credit facility (the "Credit Facility"), under which the Company could borrow up to an aggregate of $45,000,000 for working capital purposes (up to $20,000,000 of which could be issued as letters of credit). The "Trade Receivables Transaction" involved the sale of certain trade accounts receivable ("Receivables") for a cash purchase price of $50,000,000.
   During the term (fifty-seven months) of the Trade Receivables Transaction, the cash generated by the Receivables will be used to purchase additional

   Receivables originated by the Company, among other things. As a result of the Refinancing, the Company's ability to finance its working capital needs was increased.

      On July 25, 1994, the Company and its senior lenders amended the Credit Agreement, effective July 2, 1994 (the "Amendment"). Among other things, the Amendment (i) increased the amount the Company may borrow under the Credit Facility from $45,000,000 to $60,000,000 (and increased the amount which may be issued as letters of credit from $20,000,000 to $25,000,000), which amount is subject to permanent reduction in the event of certain mandatory prepayments and subject to certain specified borrowing base requirements, (ii) shortened the term of the Credit Agreement to January 1, 1996, (iii) further restricted the amounts of certain "Restricted Junior Payments" (as defined), including management fees, payable under certain circumstances, (iv) revised certain of the financial tests contained in the restrictive covenants to levels that better reflect the Company's recent operating results, and (v) added an additional financial covenant requiring the Company to meet a minimum cash flow test. Under the Amendment, the Credit Facility will be reduced to $55,000,000 on December 15, 1994. In August 1994, T. B. Wood's Sons Company repaid in full the principal amount of the $2,000,000 subordinated promissory note payable to the Company. See
   Note 4 to the Consolidated Financial Statements.

      The Company experiences significant fluctuations in its working capital requirements primarily associated with its retail customers' late summer and fall inventory purchasing. The Company's primary ongoing cash requirements will be to fund debt service, make capital expenditures and finance working capital. The Company expects that its internally generated funds from operations, supplemented by borrowings under the Credit Agreement, the Trade Receivables Transaction and other external sources, including the sale of the Terry Products Business, will be sufficient to meet its debt service requirements, capital expenditures and working capital needs. In order to reduce its cost of borrowing, the Company intends to take advantage of favorable purchase money financing and other types of borrowings.

   PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27. Financial Data Schedule for quarter ended October 1, 1994 (submitted to the Securities and Exchange Commission only).

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended October 1, 1994.

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




                                           By:  /s/ A. William Ott
                                                A. William Ott
                                                Vice President & Controller
                                                (Principal Accounting Officer)

   DATE:  November 14, 1994

                                    EXHIBIT INDEX


   Exhibit                                                      Sequentially
   Number                            Description                Numbered Page

   27                 Financial Data Schedule for quarter ended
                      October 1, 1994 (submitted to the Securities and Exchange Commission only).