Form 10-Q
period 1997-06-28
BIBB CO /DE
filed 1997-08-12
CIK 814570

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                       TO
                                      ---------------------    -----------------


                          COMMISSION FILE NO. 0-21661



                                THE BIBB COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               Delaware                          58-2253133
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

          100 GALLERIA PARKWAY
               17TH FLOOR
           ATLANTA, GEORGIA                           30339
(Address of principal executive offices)           (Zip Code)

                                  770-644-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes       No  X
                                                -----    ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court.  Yes  X    No
                         ----    -----

     As of June 28, 1997, there were 10,061,576 outstanding shares of the registrant's Common Stock, par value $.01 per share, which is the only class of common or voting stock of the registrant.

                                THE BIBB COMPANY

                                     INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION:

 Item 1.  Condensed Financial Statements:

  Condensed Balance Sheets - June 28, 1997 and December 28, 1996           3

  Condensed Statements of Operations for the three months ended
   June 28, 1997 and June 29, 1996                                         4

  Condensed Statements of Operations for the six months ended
   June 28, 1997 and June 29, 1996                                         4

  Condensed Statement of Changes in Stockholders' Equity for the
   six months ended June 28, 1997                                          5

  Condensed Statements of Cash Flows for the six months ended
   June 28, 1997 and    June 29, 1996                                      6

  Notes to Condensed Financial Statements                                 7-9

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10-13

PART II - OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits                                                 14
            (b)  Reports on Form 8-K
                     No reports on Form 8-K were filed during
                     the three months ended June 28, 1997.                14

Signature Page                                                            15

                               THE BIBB COMPANY
                           CONDENSED BALANCE SHEETS
                      JUNE 28, 1997 AND DECEMBER 28, 1996
                       (In Thousands, Except Share Data)


                                                       June 28,     December 28,
                                                         1997           1996
                                                      ----------    ------------
               ASSETS                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $    138      $  3,206
  Accounts receivable, net of allowances for doubtful
    accounts, discounts, and claims of $1,318 and
    $1,588 as of June 28, 1997 and December 28, 1996,
    respectively                                          44,161        55,128
  Inventories                                             65,411        72,282
  Assets held for sale                                         0        37,012
  Prepaid expenses and other current assets                3,716         2,033
    Total current assets                                 113,426       169,661

  PROPERTY, PLANT AND EQUIPMENT, NET                      58,773        58,642
  OTHER ASSETS                                             4,130         4,397
                                                        $176,329      $232,700


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                  $  2,480      $  5,237
  Accounts payable                                        26,856        36,466
  Accrued payroll and other compensation                  13,546        14,607
  Accrued interest                                           374           681
  Other accrued liabilities                                1,407         5,768
    Total current liabilities                             44,663        62,759

LONG-TERM DEBT, less current maturities                   48,884        84,093

COMMITMENTS AND CONTINGENCIES                                --            --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                0             0
  Common stock, $.01 par value, 12,000,000 shares
    authorized; 10,061,576 shares issued and
    outstanding                                              101           100
  Additional paid-in capital                              88,882        88,348
  Retained deficit                                        (6,141)       (2,540)
  Minimum pension liability adjustment                       (60)          (60)
    Total stockholders' equity                            82,782        85,848
                                                        $176,329      $232,700

The accompanying notes are an integral part of the condensed financial statements (unaudited).

                               THE BIBB COMPANY
                       CONDENSED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996,
             THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                       (In Thousands, Except Share Data)
                                  (unaudited)

                                                    Three Months Ended                   Six Months Ended
                                                   June 28,   |   June 29,           June 28,   |   June 29,
                                                     1997     |    1996                1997     |     1996
                                                  ----------  |  ---------           --------   |   --------
                                                              |                                 |
NET SALES                                       $    71,911   |  $ 87,500        $   139,963    |  $ 169,038
COST OF SALES                                        65,033   |    78,480            127,172    |    152,215
  Gross Profit                                        6,878   |     9,020             12,791    |     16,823
                                                              |                                 |
SELLING AND ADMINISTRATIVE EXPENSES                   6,665   |     8,738             13,250    |     17,322
MANAGEMENT FEES TO AFFILIATE                              0   |       656                  0    |      1,328
  Operating (loss) profit                               213   |      (374)              (459)   |     (1,827)
OTHER (EXPENSE) INCOME                                        |                                 |
  Interest expense:                                           |                                 |
    Senior and other debt                            (1,305)  |    (1,225)            (2,524)   |     (2,484)
    Subordinated bonds                                    0   |    (5,573)                 0    |    (11,148)
  Interest income from T.B. Wood's Corporation            0   |       293                  0    |        586
  Loan fee amortization and related expense            (312)  |      (408)              (586)   |       (564)
  Other, net                                             (6)  |      (703)               (32)   |      2,689
                                                     (1,623)  |    (7,616)            (3,142)   |    (10,921)
                                                              |                                 |
NET LOSS                                        $    (1,410)  |  $ (7,990)       $    (3,601)   |  $ (12,748)
NET LOSS PER SHARE OF COMMON STOCK(1)           $     (0.14)  |        --        $     (0.36)   |         --
WEIGHTED AVERAGE SHARE OUTSTANDING(1)            10,061,576   |        --         10,061,576    |         --


(1) Share and per share amounts for the three months and six months ended
    June 29, 1996 have not been presented because they are not meaningful due to the implementation of fresh start reporting and the substantial change in the number of shares outstanding subsequent to the consummation of the Plan (See Note 1 to the Condensed Financial Statements (Unaudited)).

The accompanying notes are an integral part of the condensed financial statements (unaudited).

                               THE BIBB COMPANY
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THE SIX MONTHS ENDED JUNE 28, 1997
                                (In Thousands)
                                  (unaudited)

                                                                                    Minimum
                                                  Additional                        Pension
                               Common Stock         Paid-in        Retained        Liability
                             ($.01 Par Value)       Capital         deficit        Adjustment         Total
Balance, December 28, 1996       $100              $88,348         $(2,540)          $(60)           $85,848

Stock issuance                      1                  534               0              0                535

Net loss                            0                    0          (3,601)             0             (3,601)

Balance, June 28, 1997           $101              $88,882         $(6,141)          $(60)           $82,782

The accompanying notes are an integral part of the condensed financial statements (unaudited).

                               THE BIBB COMPANY
                       CONDENSED STATEMENT OF CASHFLOWS
          FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                (In Thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                           June 28, |   June 29,
                                                             1997   |     1996
                                                                    |
CASH FLOWS FROM OPERATING ACTIVITIES:                               |
  Net loss                                                $ (3,601) |  $(12,748)
  Adjustments to reconcile net (loss) to net cash                   |
    provided by (used in) operating activities:                     |
    Depreciation and amortization                            3,625  |     5,553
    Loan fee amortization and related expenses                 586  |       564
    Net (gain) loss on sale and retirement of assets            13  |      (395)
    Net gain on sale of investment                               0  |    (3,685)
    Interest receivable on note receivable from T.B.                |
      Wood's Corporation                                         0  |      (586)
    Changes in operating assets and liabilities:                    |
      Restricted cash                                            0  |    (4,932)
      Accounts receivable                                   10,967  |     4,354
      Inventories                                            6,871  |    (4,650)
      Assets held for sale                                  37,012  |         0
      Prepaid expenses and other current assets             (1,683) |    (1,517)
      Accounts payable and accrued liabilities             (15,339) |    17,078
        Net cash provided by (used in) operating                    |
          activities                                        38,451  |      (964)
                                                                    |
CASH FLOWS FROM INVESTING ACTIVITIES:                               |
  Capital expenditures                                      (5,814) |    (1,885)
  Proceeds from sale of fixed assets                         2,565  |       738
  Proceeds from the sale of investment                           0  |     4,185
  Other, net                                                  (304) |      (806)
        Net cash (used in) provided by investing                    |
          activities                                        (3,553) |     2,232
                                                                    |
CASH FLOWS FROM FINANCING ACTIVITIES:                               |
  Repayments of long-term debt                              (3,046) |         0
  Net (repayments) borrowings of senior debt               (35,068) |    (1,274)
  Borrowings of term loan                                   10,000  |         0
  Repayments of term loan                                   (9,852) |         0
        Net cash used in financing activities              (37,966) |    (1,274)
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (3,068) |        (6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,206  |       150
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    138  |  $    144
SUPPLEMENTAL CASH FLOW DISCLOSURE                                   |
  Interest paid                                           $  3,205  |  $  3,086


The accompanying notes are an integral part of the condensed financial statements (unaudited).

                                THE BIBB COMPANY
                                ----------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 28, 1997 and the results of its operations and its cash flows for the three month period ended June 28, 1997 and June 29, 1996 and the six month period ended June 28, 1997 and June 29, 1996, have been included. Operating results for the three and six month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 28, 1996. The balance sheet at December 28, 1996, has been taken from these statements.

     Unless the context otherwise requires, the "Company" means The Bibb Company, a Delaware corporation.

     On September 12, 1996, the United States Bankruptcy Court for the District of Delaware issued an order confirming the reorganization plan (the "Plan" or the "Reorganization"). The Plan was consummated on September 27, 1996 (effective September 28, 1996 for financial reporting purposes).

     The Company (formerly known as The New Bibb Company) is the successor to The Bibb Company ("Old Bibb"), as a result of the merger of Old Bibb with and into the Company on September 27, 1996 (the "Merger"). Upon consummation of the Reorganization and the Merger, the Company was renamed The Bibb Company. References herein to the business of the Company for periods prior to September 27, 1996 refer to the business of Old Bibb as the predecessor to the business and operations of the Company.

     In connection with the completion of the Reorganization and the consummation of the Merger, the Company adopted fresh start reporting, effective September 28, 1996. As a result of the implementation of fresh start reporting, the financial statements of the Company after the consummation of the Plan are not comparable to the Company's financial statements for prior periods. Accordingly, a line has been used to separate the financial statements of the Company after the consummation of the Plan from those of the Company prior to the consummation of the Plan.

2.  SIGNIFICANT ITEMS AFFECTING FINANCIAL STATEMENTS

     Two significant items occurred during the six months ended June 28, 1997, which included (a) implementation of a plan to restructure operations at the Company's plants to improve efficiency and (b) the completion of the previously announced sale of the Company's terry products business.

     Plant Restructuring

     In January 1997, the Company announced plans to reconfigure its manufacturing activities at several facilities. The changes included, (i) outsourcing a portion of Consumer Products muslin greige sheeting, (ii) outsourcing all Apparel yarn, (iii) consolidation of all Consumer Bedding printing at the Brookneal, Virginia facility, (iv) expansion of automated sheet sewing at Brookneal and (v) consolidation of Consumer Products retail bedding distribution at the Sargent, Georgia facility. In conjunction with these changes, the Company reduced manufacturing activities at the Columbus, Georgia and Juliette, Georgia facilities and increased the manufacture of muslin greige sheeting at the Greenville, South Carolina facility.


     Sale of the Terry Business

     In connection with a restructuring plan, in February 1997, the Company sold its terry products business, which manufactured bath towels and other terry products sold primarily to retailers and institutional distributors (the "Terry Business"), to WestPoint Stevens Inc., ("WestPoint"). In conjunction therewith, effective September 28, 1996, the Company classified the assets of the Terry Business as "assets held for sale" based on the net proceeds of the sale, including losses related to the Terry Business from December 29, 1996 through February 21, 1997, and the results of operations of the Terry Business were, therefore, eliminated from the Company's statement of operations in the six-month period ended June 28, 1997. In connection with the sale of the Terry Business, the Company agreed to sell to WestPoint certain yarn and greige terry cloth at cost, for a period of up to 6 months.

3.    INVENTORIES

     The major classes of inventories were as follows (in thousands):

                                                June 28,           December 28,
                                                  1997                1996
                                                --------           ------------
     Raw materials and supplies                 $  8,979            $ 9,018
     Work-in-process                              27,532             33,463
     Finished goods                               28,616             29,517
                                                --------            -------
       Total at FIFO cost                         65,127             71,998
     Excess of LIFO cost over FIFO cost              284                284
                                                --------            -------
       Total at LIFO cost                       $ 65,411            $72,282
                                                ========            =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consisted of the following (in thousands):

                                                 June 28,             December 28,
                                                   1997                  1996
                                                 --------             ------------
  Machinery and equipment                        $ 40,973               $ 36,425
  Land, buildings, and improvements                22,933                 24,316
                                                 --------               --------
                                                   63,906                 60,741
  Less accumulated depreciation                     5,133                  2,099
                                                 --------               --------
                                                 $ 58,773               $ 58,642
                                                 ========               ========

5. LONG-TERM DEBT

 Long-term debt at June 28, 1997 and December 28, 1996 consisted of the following (in thousands):

                                                    June 28,           December 28,
                                                      1997                1996
                                                    --------           ------------
  Line of credit under Loan and Security Agreement  $ 36,086              $ 71,154

  Term loan under Loan and Security Agreement         14,792                14,644

  Industrial development revenue bonds, variable
     rate of interest                                      0                 3,000

  Other                                                  486                   532
                                                    --------              --------
                                                      51,364                89,330

  Less current maturities                              2,480                 5,237
                                                    --------              --------
                                                    $ 48,884              $ 84,093
                                                    ========              ========

    The Loan and Security Agreement dated as of September 12, 1996, by and among Congress Financial Corporation, as agent, and the lenders party thereto and the Company ("The New Credit Agreement") became operative, thereby providing the Company with a source of financing. The agreement was amended on April 25, 1997 to provide for, (i) an increase of the Supplemental Capital Expenditures Allowance, as defined, from $6,000,000 to $16,000,000, (ii) a release of the $10,000,000 Term Loan Reserve, as defined, (iii) an adjustment in the formula used to determine the interest rate of the Eurodollar Rate loans and, (iv) changes in the formulas used in determining loan covenant compliance.

6.  SUBSEQUENT EVENT

    On July 23, 1997, the Company announced the closing of its Juliette, Georgia finishing facility as part of the previously announced plant restructuring. Manufacturing operations will cease on or about September 1, 1997.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    General. The following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the unaudited condensed financial statements included herein and the financial statements provided in the Company's Form 10 Registration Statement and subsequent amendments thereto. The Company's fiscal year ends on the Saturday nearest December 31. References herein to a "fiscal" year mean the Company's 52- or 53-week fiscal year, ending on the Saturday nearest December 31.

    In connection with the completion of the Reorganization and the consummation of the Merger, the Company adopted fresh start reporting, effective September 28, 1996. As a result of the implementation of fresh start reporting, the financial statements of the Company after the consummation of the Plan are not comparable to the Company's financial statements for prior periods. In addition, the Company completed the sale of the Terry Business to WestPoint Stevens Inc. on February 21, 1997. In connection therewith, the assets of the Terry Business have been classified as assets held for sale, effective September 28, 1996, and therefore, the results of operations of the Terry Business are excluded from the Company's results of operations from and after such date.

  (A)  RESULTS OF OPERATIONS
    Three Months Ended June 28, 1997 Compared to Three Months Ended June 29,
  1996

    Net sales for the three months ended June 28, 1997 were $71,911,000, compared to $87,500,000 for the comparable prior year period, a decrease of $15,589,000 or 17.8%. The prior year period included sales from the Terry Business of $19,790,000. In conjunction with the sale of the Terry Business, the Company agreed to sell to WestPoint Stevens Inc. certain yarn and greige terry cloth at cost for a period of up to six months. The three months ended June 28, 1997 included sales of $3,838,000 under that agreement.

    The Company's gross profit for the three months ended June 28, 1997 was $6,878,000 or 9.6% of net sales compared to $9,020,000 or 10.3% of net sales for the three months ended June 29, 1996. The decrease in gross profit percentage reflects the sale of yarn and greige terry cloth at cost to WestPoint.

    Selling and administrative expenses for the three months ended June 28, 1997 were $6,665,000 or 9.3% of net sales compared to $8,738,000 or 10.0% of net sales for the three months ended June 29, 1996. The decrease resulted from the sale of the Terry Business, and continuing benefits from a cost reduction plan implemented during the latter part of 1996. In addition, the Company reduced its management information expenses as a result of (i) completion of a comprehensive computer systems conversion and (ii) a reduction of the Company's computer lease expenses.

    Management fees to affiliate decreased from $656,000 in the three months ended June 29, 1996 to $0 for the three months ended June 28, 1997, as a result of the termination (during the third quarter of 1996) of the Management Services Agreement between the Company and the NTC Group, Inc., a related party, in conjunction with the Reorganization.

    As a result of the above factors, operating profit for the three months ended June 28, 1997 improved to a gain of $213,000 from a loss of $374,000 in the three months ended June 29, 1996, representing an increase of $587,000.

    Interest expense was $1,305,000 for the three months ended June 28, 1997 compared to $6,798,000 for the three months ended June 29, 1996, a decrease of $5,493,000 or 80.8%. Subordinated debt interest expense of $5,573,000 in the three months ended June 29, 1996, was reduced to $0 in the three months ended June 28, 1997, as part of the Reorganization completed in the third quarter of 1996, which resulted in the extinguishment of all such subordinated debt.

    Interest income on the T.B. Wood's and Sons Company ("T.B. Wood's") note decreased from $293,000 in the three months ended June 29, 1996 to $0 in the three months ended June 28, 1997 due to the prepayment of the note and all accrued interest thereon for approximately $10,670,000 during the third quarter of 1996.

    For the three months ended June 28, 1997, the Company had a net loss of $1,410,000 compared to a net loss of $7,990,000 for the three months ended June 29, 1996.

    Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

    Net sales for the six months ended June 28, 1997 were $139,963,000, a decrease of $29,075,000 or 17.2 % compared to $169,038,000 for the six months ended June 29, 1996. The prior year sales included sales from the Terry Business of $35,188,000. In conjunction with the sale of the Terry Business, the Company agreed to sell to WestPoint Stevens Inc. certain yarn and greige terry cloth at cost for a period of up to six months. The six months ended June 28, 1997 included sales of $5,619,000 under that agreement.

    The Company's gross profit for the six months ended June 28, 1997 was $12,791,000 or 9.1% of net sales compared to $16,823,000 or 10.0% of net sales for the six months ended June 29, 1996. The decrease in gross profit for the six months ended June 28, 1997 resulted from approximately $1,300,000 of expenses incurred in the implementation of the plant consolidation plan, announced in January 1997, designed to streamline and reduce the operating costs of the Company's manufacturing facilities and a $400,000 insurance settlement negotiated in the six months ended June 29, 1996. In addition, the Company's gross profit percentage in the six months ended June 28, 1997 was negatively affected by the sales of yarn and greige terry cloth at cost to WestPoint.

    Selling and administrative expenses for the six months ended June 28, 1997 were $13,250,000 or 9.5% of net sales compared to $17,322,000 or 10.2% of net sales for the six months ended June 29, 1996. The decrease resulted from the sale of the Terry Business, and continuing benefits from a cost reduction plan implemented during the latter part of 1996. In addition, the Company reduced its management information expenses as a result of (i) completion of a comprehensive computer systems conversion and (ii) a reduction of the Company's computer lease expenses.

    Management fees to affiliate decreased from $1,328,000 in the six months ended June 29, 1996 to $0 in the six months ended June 28, 1997, as a result of the termination (during the third quarter of 1996) of the Management Services Agreement between the Company and the NTC Group, Inc., a related party, in conjunction with the Reorganization.

    As a result of the above factors, operating profit improved from a loss of $1,827,000 in the six months ended June 29, 1996 to a loss of $459,000 in the six months ended June 28, 1997, representing an improvement of $1,368,000.

    Interest expense was $2,524,000 for the six months ended June 28, 1997 compared to $13,632,000 for the six months ended June 29, 1996, a decrease of $11,108,000 or 81.5%. Subordinated debt interest expense of $11,148,000 in the six months ended June 29, 1996, was reduced to $0 in the six months ended June 28, 1997, as part of the Reorganization completed in the third quarter of 1996, which resulted in the extinguishment of all such subordinated debt.

    Interest income on the T.B. Wood's note decreased from $586,000 in the six months ended June 29, 1996 to $0 in the six months ended June 28, 1997 due to the prepayment of the note and all accrued interest thereon for approximately $10,670,000 during the third quarter of 1996.

    For the six months ended June 28, 1997, the Company had a net loss of $3,601,000 compared to a net loss of $12,748,000 in the six months ended June 29, 1996.

  (B) LIQUIDITY AND CAPITAL RESOURCES

    General The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and borrowings under the New Credit Agreement. In addition, in February 1997, the Company sold the Terry Business for approximately $38.8 million. The Company received approximately $37 million in net cash proceeds from that sale, all of which was used to repay outstanding indebtedness.

    As part of the New Credit Agreement, the Company is entitled to borrow up to a maximum of $110 million principal amount (and up to a maximum of $115 million of principal amount during the months July through November in each calendar year), subject to borrowing base availability and applicable loan reserves.

    As of June 28, 1997, the Company had approximately $50.9 million in borrowings outstanding under the New Credit Agreement. Of the outstanding borrowings, approximately $2.5 million is due during the twelve months ending July 4, 1998. As a result of the Company's sale of the Terry Business, the Company entered into an amendment to the New Credit Agreement on April 25, 1997 which provides for (i) an increase of the Supplemental Capital Expenditures Allowance, as defined therein, from $6 million to $16 million, (ii) a release of the $10 million term loan reserve, (iii) an adjustment in the formula used to determine the interest rate of the Eurodollar Rate loans, and (iv) changes in the formulas used in determining loan covenant compliance. As of June 28, 1997, the Company had the ability to borrow an additional $5.6 million for general operating requirements under the revolver associated with the New Credit Agreement.

    In 1991, industrial development revenue bonds (the "IRBs") were issued and sold to refinance the purchase of certain of the Company's plants. These IRBs were backed by letters of credit for which the Company was obligated in the amount of approximately $11 million. The Company repaid one of the IRBs in December 1996, in an aggregate amount of $8 million, and repaid the remaining IRB in February 1997, in an aggregate amount of $3 million. The Company does not have any other outstanding IRB obligations.

    Liquidity. The Company experiences significant fluctuations in its working capital requirements primarily associated with its retail customers' late summer and fall inventory purchasing. The Company's primary ongoing cash requirements will be to fund debt service, make capital expenditures and finance working capital. The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the New Credit Agreement and operating leases, to meet anticipated working capital and capital expenditures requirements as well as debt service requirements under the New Credit Agreement, at least until September 1999, the scheduled maturity of the New Credit Agreement.

    Capital Expenditures. The Company anticipates that it will make significant capital expenditures in the near term to modernize its facilities and reduce operating costs. Capital expenditures are budgeted to be approximately $16 million in 1997, of which approximately $5.8 million has been spent through June 28, 1997. Under the terms of the New Credit Agreement, a borrowing base availability reserve of $6 million was created at the time of the Reorganization for the purpose of funding capital expenditures of a like amount. That amount increased to $16 million pursuant to an amendment to the New Credit Agreement entered into in April 1997. The Company's ability to draw advances under the New Credit Agreement for the purpose of funding capital expenditures, however, remains subject to compliance with the terms and conditions of the New Credit Agreement (including its borrowing base requirements). The Company also intends to pursue additional projects, with the intention of financing those projects through lease financing.

    Environmental Contingencies. The Company is involved in certain proceedings governed by environmental laws and regulations, including a proceeding under CERCLA in which the Company has been named as one of several hundred third-party defendants. The potential costs to the Company related to all those environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs, the complexities and evolving nature of governmental laws and regulations and their interpretations, the timing, varying costs and effectiveness of alternative cleanup technologies, and the determination of the Company's liability in proportion to other potential responsible parties.

    The Company has not accrued any environmental liabilities as of June 28, 1997, due to management's assessment that the likelihood that the on-going proceedings would have a material adverse outcome is remote. However, the Company has budgeted and expects to incur approximately $2 million in environmental capital expenditures, including construction of new wastewater treatment facilities at the Brookneal plant, over the next three years in order to comply with a Special Order on Consent with the Virginia Water Control Board.

  FORWARD LOOKING STATEMENTS

    A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's textile business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, general economic conditions in the markets in which the Company operates, the ability to achieve further market penetration and additional customers, the cost of raw materials, particularly cotton, risks and uncertainties associated with the textile industry, and other risks and uncertainties identified from time to time by the Company in its filings with the Securities and Exchange Commission.

  PART II.  OTHER INFORMATION
  ---------------------------

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed herewith:

         Exhibit 27.  Financial Data Schedule

  (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1997.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE BIBB COMPANY

                                    By:  /s/Neal J. McGrail
                                         -----------------------------
                                         Neal J. McGrail
                                         Vice President and Controller