Form 10-Q
period 1997-10-04
BIBB CO /DE
filed 1997-11-18
CIK 814570

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

  (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1997

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                    TO
                                        -------------------   ----------------

                          COMMISSION FILE NO. 0-21661



                                THE BIBB COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                           58-2253133
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                             100 GALLERIA PARKWAY
                                  SUITE 1750
         Atlanta, Georgia                                          30339
(Address of principal executive offices)                        (Zip Code)

                                  770-644-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                ----     ----

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court.  Yes X   No
                         --     --

     As of October 4, 1997, there were 10,061,576 outstanding shares of the Registrant's Common Stock, par value $.01 per share, which is the only class of common or voting stock of the Registrant.

                                THE BIBB COMPANY

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION:

 Item 1.  Condensed Financial Statements:

  Condensed Balance Sheets - October 4, 1997 and December 28, 1996         3

  Condensed Statements of Operations for the three months ended
   and the nine months ended October 4, 1997 and September 28, 1996        4

  Condensed Statement of Changes in Stockholders' Equity for the
   nine months ended October 4, 1997                                       5

  Condensed Statements of Cash Flows for the nine months ended
   October 4, 1997 and September 28, 1996                                  6

  Notes to Condensed Financial Statements                               7-10

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             11-15


PART II - OTHER INFORMATION:

 Item 4.  Submission of Matters to a Vote of Stockholders                 16

 Item 5.  Other Information                                               16

 Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits                                                    17

         (b)  Reports on Form 8-K                                         17

 Signature Page                                                           18


                               THE BIBB COMPANY
                           CONDENSED BALANCE SHEETS
                     OCTOBER 4, 1997 AND DECEMBER 28, 1996
                       (In Thousands, Except Share Data)



                                                                October 4,  December 28,
                                                                   1997        1996
                                                                ----------  -----------
                               ASSETS                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $128       $3,206
  Accounts receivable, net of allowances for doubtful accounts, discounts, and claims of $1,621 and $1,588 as of
    October 4, 1997 and December 28, 1996, respectively            44,143       55,128
  Inventories                                                      70,537       72,282
  Assets held for sale                                                  0       37,012
  Prepaid expenses and other current assets                         3,743        2,033
                                                                ----------  -----------
    Total current assets                                          118,551      169,661

  PROPERTY, PLANT AND EQUIPMENT, NET                               65,553       58,642
  OTHER ASSETS                                                      3,889        4,397
                                                                ----------  -----------
                                                                 $187,993     $232,700
                                                                 =========   ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                             $2,480       $5,237
  Accounts payable                                                 28,824       36,466
  Accrued payroll and other compensation                            8,282       14,607
  Other accrued liabilities                                         2,520        6,449
                                                                ----------  -----------
    Total current liabilities                                      42,106       62,759
                                                                ----------  -----------

LONG-TERM DEBT, less current maturities                            63,857       84,093
                                                                ----------  -----------

COMMITMENTS AND CONTINGENCIES                                          ---         ---

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding                                     0            0
  Common stock, $.01 par value, 25,000,000 shares authorized;
    10,061,576 and 10,000,000 shares issued and outstanding
    as of October 4, 1997 and December 28, 1996, respectively          101          100
  Additional paid-in capital                                       88,882       88,348
  Accumulated deficit                                              (6,893)      (2,540)
  Minimum pension liability adjustment                                (60)         (60)
                                                                ----------  -----------
    Total stockholders' equity                                     82,030       85,848
                                                                ----------  -----------
                                                                 $187,993     $232,700
                                                      =========   ==========

The accompanying notes are an integral part of these condensed financial statements (unaudited).

                               THE BIBB COMPANY
                       CONDENSED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996,
       AND THE NINE MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996
                     (In Thousands, Except Per Share Data)
                                  (unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                   -------------------------    --------------------------
                                                   October 4, | September 28    October 4, | September 28,
                                                      1997    |    1996            1997    |     1996
                                                   ---------  | ------------    ---------- | -------------
                                                              |                            |
NET SALES                                            $73,384  |  $ 93,354         $213,347 |   $262,392
COST OF SALES                                         65,529  |    87,509          192,701 |    239,724
                                                  ----------  |  --------       ---------- |   --------
   Gross Profit                                        7,855  |     5,845           20,646 |     22,668
                                                              |                            |
                                                              |                            |
SELLING AND ADMINISTRATIVE EXPENSES                    6,791  |     8,680           20,041 |     26,002
MANAGEMENT FEES TO AFFILIATE                               0  |       665                0 |      1,993
                                                  ----------  |  --------       ---------- |   --------
   Operating (loss) profit                             1,064  |    (3,500)             605 |     (5,327)
OTHER (EXPENSE) INCOME:                                       |                            |
   Interest expense                                   (1,774) |    (3,733)          (4,884)|    (17,929)
   Interest income from T.B. Wood's Corporation            0  |        73                0 |        659
   Other, net                                            (42) |       (29)             (74)|      2,660
                                                  ----------  |  --------       ---------- |   --------
                                                      (1,816) |    (3,689)          (4,958)|    (14,610)
                                                  ----------  |  --------       ---------- |   --------
LOSS BEFORE REORGANIZATION ITEMS AND                          |                            |
   EXTRAORDINARY ITEM                                   (752) |    (7,189)          (4,353)|    (19,937)
REORGANIZATION ITEMS (1):                                     |                            |
   Professional fees and other expenses                    0  |    (1,423)               0 |     (1,423)
   Adjust accounts to fair value                           0  |     7,921                0 |      7,921
EXTRAORDINARY ITEM, gain on discharge of debt              0  |   111,650                0 |    111,650
                                                  ----------  |  --------       ---------- |   --------
NET LOSS (INCOME)                                      ($752) |  $110,959          ($4,353)|   $ 98,211
                                                  ==========  |  ========       ========== |   ========
NET LOSS PER SHARE OF COMMON STOCK (1)                ($0.07) |      ---            ($0.43)|       ---
                                                  ==========  |  ========       ========== |   ========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)           10,061,576  |      ---        10,061,576 |       ---
                                                  ==========  |  ========       ========== |   ========

_________

(1) Share and per share amounts for the three months and nine months ended September 28, 1996 have not been presented because they are not meaningful due to the implementation of fresh start reporting and the substantial change in the number of shares outstanding subsequent to the consummation of the Plan (See Note 1 to the Condensed Financial Statements (unaudited)).

The accompanying notes are an integral part of the condensed financial statements (unaudited).

                               THE BIBB COMPANY
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 4, 1997
                                (In Thousands)
                                  (unaudited)


                                                                             Minimum
                                                   Additional                Pension
                                  Common Stock      Paid-in   Accumulated   Liability
                                ($.01 Par Value)    Capital     deficit     Adjustment    Total
                                ----------------  ----------  -----------   ----------  ---------
Balance, December 28, 1996              $100       $88,348      ($2,540)         ($60)    $85,848

Stock Issuance                             1           534            0             0         535

Net loss                                   0             0       (4,353)            0      (4,353)

                                  -----------      -------    ---------     ---------   ---------
Balance, October 4, 1997                $101       $88,882      ($6,893)         ($60)    $82,030
                                  ===========      =======    =========     =========   =========








The accompanying notes are an integral part of the condensed financial statements (unaudited).

                               THE BIBB COMPANY
                       CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996
                                (In Thousands)
                                  (unaudited)

                                                                                           Nine Months Ended
                                                                                      ---------------------------
                                                                                       October 4, | September 28,
                                                                                          1997    |      1996
                                                                                      ----------- | -------------
                                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES                                                              |
  Net (loss) income                                                                    ($4,353)   |     $98,211
  Adjustments to reconcile net (loss) income to net cash provided by                              |
     (used in) operating activities:                                                              |
   Depreciation and amortization                                                         5,158    |       9,582
   Loan fee amortization and related expenses                                              895    |       1,928
   Net (gain) loss on sale and retirement of assets                                         13    |        (377)
   Net gain on sale of investment                                                            0    |      (3,949)
   Interest receivable on note receivable from T.B. Wood's Corporation                       0    |        (659)
   Changes in operating assets and liabilities:                                                   |
    Restricted cash                                                                          0    |       7,966
    Accounts receivable                                                                 10,985    |     (53,108)
    Inventories                                                                          1,745    |      (5,252)
    Assets held for sale                                                                37,012    |           0
    Prepaid expenses and other current assets                                           (1,710)   |        (255)
    Accounts payable and accrued liabilities                                           (17,896)   |      16,952
    Reorganization items:                                                                         |
     Professional fees and other expenses                                                    0    |       1,423
     Adjust accounts to fair value                                                           0    |      (7,921)
    Extraordinary gain on discharge of debt                                                  0    |    (111,650)
                                                                                     ----------   |   ----------
       Net cash provided by (used in) operating activities                              31,849    |     (47,109)
                                                                                     ----------   |   ----------
                                                                                                  |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                             |
  Capital expenditures                                                                 (12,538)   |      (2,940)
  Proceeds from sale of fixed assets                                                     3,931    |         865
  Proceeds from the sale of investment                                                       0    |       4,185
  Repayment of note receivable from T.B. Wood's Corporation, net                             0    |      10,677
  Other, net                                                                              (827)   |      (4,493)
                                                                                     ----------   |   ----------
       Net cash (used in) provided by investing activities                              (9,434)   |       8,294
                                                                                     ----------   |   ----------
                                                                                                  |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                             |
  Repayments of long-term debt                                                          (3,083)   |         (60)
  Net (repayments) borrowings of senior debt                                           (21,214)   |      25,485
  Borrowings of term loan                                                               10,000    |      15,000
  Repayments of term loan                                                              (11,196)   |
  Proceeds from exercise of stock options                                                    0    |          24
  Loan fees                                                                                  0    |      (1,459)
                                                                                     ----------   |   ----------
       Net cash (used in) provided by financing activities                             (25,493)   |      38,990
                                                                                     ----------   |   ----------
NET (DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                                   (3,078)   |         175
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,206    |         150
                                                                                     ----------   |   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $128    |        $325
                                                                                      =========   |   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:                                                                |
  Interest paid                                                                         $3,981    |      $4,624
                                                                                      =========   |   ==========

The accompanying notes are an integral part of the condensed financial statements (unaudited).

                                THE BIBB COMPANY
                                ----------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of October 4, 1997 and the results of its operations and its cash flows for the three month periods ended October 4, 1997 and September 28, 1996 and the nine month periods ended October 4, 1997, and September 28, 1996, have been included. Operating results for the three month and nine month periods ended October 4, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 28, 1996. The balance sheet at December 28, 1996, has been taken from these statements.

     Unless the context otherwise requires, the "Company" means The Bibb Company, a Delaware corporation.

     On September 12, 1996, the United States Bankruptcy Court for the District of Delaware issued an order confirming the reorganization plan (the "Plan" or the "Reorganization"). The Plan was consummated on September 27, 1996, (effective September 28, 1996 for financial reporting purposes). The consummation of the plan resulted in, among other things, (i) the issuance of
  9.5 million shares of common stock to the holders of senior subordinated notes and 500,000 shares to the holders of old common stock.

     The Company (formerly known as The New Bibb Company) is the successor to The Bibb Company ("Old Bibb"), as a result of the merger of Old Bibb with and into the Company on September 27, 1996 (the "Merger"). Upon consummation of the Reorganization and Merger, the Company was renamed The Bibb Company. References herein to the business of the Company for periods prior to September 27, 1996, refer to the business of Old Bibb as the predecessor to the business and operations of the Company.

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

2.  SIGNIFICANT ITEMS AFFECTING FINANCIAL STATEMENTS

     Two significant items occurred during the nine months ended October 4, 1997, which included (a) implementation of a plan to restructure operations at the Company's plants to improve efficiency and (b) the completion of the previously announced sale of the Company's terry products business.

  Plant Restructuring

    In January 1997, the Company announced plans to reconfigure its manufacturing activities at several facilities. The changes included, (i) outsourcing a portion of Consumer Products muslin greige sheeting, (ii) outsourcing all Apparel yarn, (iii) consolidation of all Consumer Bedding printing at the Brookneal, Virginia facility, (iv) expansion of automated sheet sewing at Brookneal and (v) consolidation of Consumer Products retail bedding distribution at the Sargent, Georgia facility. In conjunction with these changes, the Company reduced manufacturing activities at the Columbus, Georgia and Juliette, Georgia facilities and increased the manufacture of muslin greige sheeting at the Greenville, South Carolina facility. In addition, on July 23, 1997, the Company announced the closing of its Juliette, Georgia finishing facility. Manufacturing operations at this facility ceased on September 6, 1997.



  Sale of the Terry Business

     In connection with a restructuring plan, in February 1997, the Company sold its terry products business, which manufactured bath towels and other terry products sold primarily to retailers and institutional distributors (the "Terry Business") to WestPoint Stevens Inc. ("WestPoint"). In conjunction therewith, effective September 28, 1996, the Company classified the assets of the Terry Business as "assets held for sale" based on the net proceeds of the sale, including losses related to the Terry Business from December 29, 1996 through February 21, 1997, and the results of operations of the Terry Business were, therefore, eliminated from the Company's statement of operations in the nine-month period ended October 4, 1997. In connection with the sale of the Terry Business, the Company agreed to sell to WestPoint certain yarn and greige terry cloth at cost, for a period of up to 6 months.

3.  INVENTORIES

     The major classes of inventories were as follows (in thousands):


                                                   October 4,   December 28,
                                                      1997         1996
                                                  ----------    ------------
 Raw materials and supplies                       $   9,843      $   9,018
 Work-in-process                                     34,144         33,463
 Finished goods                                      26,129         29,517
                                                     ------         ------
  Total at FIFO cost                                 70,116         71,998
 Excess of LIFO cost over FIFO cost                     421            284
                                                     ------         ------
  Total at LIFO cost                              $  70,537      $  72,282
                                                  =========      =========

4. PROPERTY, PLANT AND EQUIPMENT

 Property, plant, and equipment consisted of the following (in thousands):


                                                 October 4,    December 28,
                                                   1997            1996
                                                ----------     -----------
     Machinery and equipment                    $  47,869       $  36,425
     Land, buildings, and improvements             23,895          24,316
                                                ---------       ---------
                                                   71,764          60,741
     Less accumulated depreciation                  6,211           2,099
                                                ---------       ---------
                                                $  65,553       $  58,642
                                                =========       =========

     As a result of the adoption of fresh start reporting, plant, and equipment were adjusted to their estimated fair value as of September 28, 1996 and historical accumulated depreciation was eliminated. Depreciation is provided using the straight-line method over the estimated useful asset lives. Upon implementation of fresh start reporting, the average of the remaining useful lives of buildings and improvements was approximately seven years, and the estimated useful life for machinery and equipment was four years. Leasehold improvements are depreciated over the shorter of the estimated useful asset life or the term of the related lease.

5. LONG-TERM DEBT

  Long-term debt at October 4, 1997, and December 28, 1996, consisted of the following (in thousands):
                                                                     October 4,     December 28,
                                                                       1997           1996
                                                                     ----------     -----------
  Revolving loan under Loan and Security Agreement                   $  49,940       $  71,154

  Term loan under Loan and Security Agreement                           13,448          14,644

  Industrial development revenue bonds, variable rate of interest            0           3,000

  Obligation under a capital lease                                       2,500               0

  Other                                                                    449             532
                                                                      --------     -----------
                                                                        66,337          89,330

  Less current maturities                                                2,480           5,237
                                                                      --------     -----------
                                                                     $  63,857     $    84,093
                                                                     =========     ===========


    The Loan and Security Agreement dated as of September 12, 1996, by and among Congress Financial Corporation, as agent, and the lenders party thereto and the Company ("The New Credit Agreement") became operative, thereby providing the Company with a source of financing. Effective November 1, 1997, the Company amended the New Credit Agreement as follows: (i) deletion of the after-tax fixed charge coverage ratio and EBITDA covenant requirements, (ii) modification of the tangible net worth covenant to provide for minimum tangible net worth of not less than $70,000,000 at all times (iii) decrease of the interest rate, (iv) reduction of the revolving loan limit, as defined, to $75,000,000 and, (v) elimination of the supplemental capital expenditure reserve.

6.  INCOME TAXES

     Prior to September 28, 1996, the Company was an S Corporation and was generally not subject to corporate level taxes. Pursuant to the Reorganization, the Company became a C Corporation for income tax purposes. Due to uncertainty with regards to the ultimate realization of any net operating loss carryforwards generated, the Company has established a valuation allowance against all such benefits and, accordingly, recognized no income tax benefit in the current year.

7.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes the effect of any potentially dilutive common equivalent shares. Fully diluted earnings per share, now called diluted earnings per share, is still required. The Company will adopt SFAS 128 in 1998, and does not expect a material impact to its presently reported earnings per share amounts upon adoption.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
  (Dollars in Thousands)

    General. The following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements provided in the Company's Form 10 Registration Statement and subsequent amendments thereto. The Company's fiscal year ends on the Saturday nearest December 31. References herein to a "fiscal" year mean the Company's 52- or 53-week fiscal year, ending on the Saturday nearest December 31.

    In connection with the completion of the Reorganization and the consummation of the Merger, the Company adopted fresh start reporting, effective September 28, 1996. As a result of the implementation of fresh start reporting, the financial statements of the Company after the consummation of the Plan are not comparable to the Company's financial statements for prior periods. In addition, the Company completed the sale of the Terry Business to WestPoint on February 21, 1997. In connection therewith, the assets of the Terry Business have been classified as assets held for sale, effective September 28, 1996, and therefore, the results of operations of the Terry Business are excluded from the Company's results of operations from and after such date.

  (a)  RESULTS OF OPERATIONS
       Three Months Ended October 4, 1997 Compared to Three Months Ended September 28, 1996

    Net sales for the three months ended October 4, 1997 were $73,384 compared to $93,354 for the comparable prior year period, a decrease of $19,970 or 21.4%. The prior year period included sales from the Terry Business of $18,693.

    The Company's gross profit for the three months ended October 4, 1997 was $7,855 or 10.7% of net sales compared to $5,845 or 6.3% of net sales for the three months ended September 28, 1996. The increase in gross profit percentage is primarily attributable to a continuing shift in product mix toward higher-margin products, consistent with the Company's decision to de-emphasize commodity bedding.

    Selling and administrative expenses for the three months ended October 4, 1997, remained unchanged as a percentage of net sales, at $6,791 or 9.3% of net sales, compared to $8,680 or 9.3% of net sales for the three months ended September 28, 1996.

    Management fees to affiliate were eliminated for the three months ended October 4, 1997, compared to $665 in the three months ended September 28, 1996, as a result of the termination during the third quarter of 1996 of the Management Services Agreement between the Company and the NTC Group, Inc., a related party, in conjunction with the Reorganization.

    As a result of the above factors, operating profit for the three months ended October 4, 1997, improved to $1,064 from a loss of $3,500 in the three months ended September 28, 1996, an increase of $4,564.

    Total interest expense was $1,774 for the three months ended October 4, 1997, compared to $3,733 for the three months ended September 28, 1996, a decrease of $1,959 or 52.5%. The decrease was primarily due to the Company's sale of the Terry Business and subsequent payment of the industrial revenue bonds, reduction of the term loan during the first quarter of 1997 and restructuring of the Company's debt in conjunction with the Reorganization.

    Reorganization item "Professional fees and other expenses" represents
  expenses related to the Plan.   The item "Adjusts accounts to fair value" is
  associated with the implementation of fresh start reporting. (See Note 1 to the Condensed Financial Statements (unaudited))

    Extraordinary gain of $111,650 resulted from the gain on the discharge of long-term debt as a result of the Reorganization, which represented the forgiveness of principal and interest, reduced by the estimated fair value of the shares of Common Stock issued pursuant to the Plan. (See Note 1 to the Condensed Financial Statements (unaudited))

    As a result of the above factors, the Company had a net loss of $752 for the three months ended October 4, 1997, compared to net income of $110,959 for the three months ended September 28, 1996.

    Nine Months Ended October 4, 1997 Compared to Nine Months Ended September 28, 1996

    Net sales for the nine months ended October 4, 1997, were $213,347, a decrease of $49,045 or 18.7% compared to $262,392 for the nine months ended September 28, 1996. The prior year period included sales from the Terry Business of $53,881.

    The Company's gross profit for the nine months ended October 4, 1997 was $20,646 or 9.7% of net sales compared to $22,668 or 8.6% of net sales for the nine months ended September 28, 1996. The increase in gross profit percentage for the nine months ended October 4, 1997 resulted primarily from a continuing shift in product mix toward higher-margin products, consistent with the Company's decision to de-emphasize commodity bedding.

    Selling and administrative expenses for the nine months ended October 4, 1997, were $20,041 or 9.4% of net sales compared to $26,002 or 9.9% of net sales for the nine months ended September 28, 1996. The decrease resulted from the continuing benefits from a cost reduction plan implemented during the latter part of 1996.

    Management fees to affiliate were eliminated for the nine months ended October 4, 1997, compared to $1,993 in the nine months ended September 28, 1996, as a result of the termination during the third quarter of 1996 of the Management Services Agreement between the Company and the NTC Group, Inc., a related party, in conjunction the Reorganization.

    As a result of the above factors, operating profit improved from a loss of $5,327 in the nine months ended September 28, 1996, to income of $605 in the nine months ended October 4, 1997, an improvement of $5,932.

    Interest expense was $4,884 for the nine months ended October 4, 1997, compared to $17,929 for the nine months ended September 28, 1996, a decrease of $13,045 or 72.8%. The decrease was primarily due to the Company's sale of the Terry Business and subsequent payment of the industrial revenue bonds, reduction of the term loan during the first quarter of 1997 and restructuring of the Company's debt in conjunction with the Reorganization.

    Reorganization item "Professional fees and other expenses" represents
  expenses related to the Plan.   The item "Adjusts accounts to fair value" is
  associated with the implementation of fresh start reporting. (See Note 1 to the Condensed Financial Statements (unaudited))

    Extraordinary gain of $111,650 resulted from the gain on the discharge of long-term debt as a result of the Reorganization, which represented the forgiveness of principal and interest, reduced by the estimated fair value of the shares of Common Stock issued pursuant to the Plan. (See Note 1 to the Condensed Financial Statements (unaudited))

    As a result of the above factors, the Company experienced a net loss of $4,353 in the nine months ended October 4, 1997, compared to a net income of $98,211 in the nine months ended September 28, 1996.

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

    As part of the New Credit Agreement, as amended, the Company is entitled to borrow up to a maximum of $75 million principal amount, subject to borrowing base availability and applicable loan reserves. The New Credit Agreement contains covenants which require the maintenance of certain financial ratios and minimum net worth, as defined.

    As of October 4, 1997, the Company had approximately $63.4 million in borrowings outstanding under the New Credit Agreement. Of the outstanding borrowings, approximately $2.5 million is due during the twelve months ending October 4, 1998. Effective November 1, 1997, the Company amended the New Credit Agreement as follows: (i) deletion of the after-tax fixed charge coverage ratio and EBITDA covenant requirements, (ii) modification of the tangible net worth covenant to provide for minimum tangible net worth of not less than $70,000,000 at all times (iii) decrease of the interest rate, (iv) reduction of the revolving loan limit, as defined, to $75,000,000 and, (v) elimination of the supplemental capital expenditure reserve. As of November 12, 1997, the Company had the ability to borrow in excess of $15 million for general operating requirements under the revolver associated with the New Credit Agreement, as amended.

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

    Liquidity. The Company experiences fluctuations in its working capital requirements primarily associated with its retail customers' seasonal inventory purchasing. The Company's primary ongoing cash requirements will be to fund debt service, make capital expenditures and finance working capital. The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the New Credit Agreement and leasing, if required, to meet anticipated working capital and capital expenditures requirements as well as debt service requirements under the New Credit Agreement, at least until September 1999, the scheduled maturity of the New Credit Agreement.

    Capital Expenditures. The Company anticipates that it will make significant capital expenditures in the near term to modernize its facilities and reduce operating costs. Capital expenditures for the nine months ended October 4, 1997, have been $12.5 million. The Company intends to pursue significant additional projects. The Company's ability to draw advances under the New Credit Agreement for the purpose of funding capital expenditures, however, remains subject to compliance with the terms and conditions of the New Credit Agreement (including its borrowing base requirements), as amended.

  (c)  FORWARD LOOKING STATEMENTS

    Statements contained in this 10-Q quarterly report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve unknown uncertainties and risks which may cause the Company's results in the future to differ materially from expected results. These risks and uncertainties include, among others, economic or competitive conditions, the availability of financing at satisfactory terms, the demand for the Company's products, the ability of the Company to successfully implement its strategic plans, and the risks and uncertainties identified in the Company's other filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION
---------------------------

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
The Company's Annual Meeting of the Stockholders was held on September 30, 1997 in Atlanta, Georgia for the following purposes:

     (1) To elect seven (7) members of the Board of Directors to serve for a one year term expiring at the 1998 Annual Meeting of Stockholders:

                                     For     Withheld
                                  ---------  --------

        Michael L. Fulbright      8,679,314    12,538
        C. Scott Bartlett, Jr.    8,679,314    12,538
        Marvin B. Crow            8,679,314    12,538
        Stewart M. Kasen          8,579,314   112,538
        George A. Poole           8,579,314   112,538
        James A. Williams         8,579,314   112,538
        Irwin N. Gold             8,579,314   112,538


     (2) To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 12,000,000 shares to 25,000,000 shares:

            For          Against         Abstain
            ---          -------         -------
            5,188,342    3,503,510       0

     (3) To consider and act upon a proposal to amend the Company's Certificate of Incorporation to provide for indemnification of the directors and officers of the Company to the fullest extent permitted by law:

            For          Against         Abstain
            ---          -------         -------
            8,413,437    204,227         1,888

     (4) To consider and act upon a proposal to approve the adoption of the Company's 1997 Omnibus Stock Incentive Plan:

            For          Against         Abstain
            ---          -------         -------
            4,240,841    3,408,226       864

     (5) To consider and act upon a proposal to approve the adoption of the Company's Nonemployee Director Stock Plan:

            For          Against         Abstain
            ---          -------         -------

            4,151,531    3,517,087       1,888

ITEM 5.  OTHER INFORMATION

    (a) Effective October 1, 1997, the Company adopted a Share Purchase Rights Plan that provides for rights to be issued to stockholders of record on October 15, 1997. Under the plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further board of directors' action, the rights will become exercisable and allow the holder to acquire the Company's common stock at a discounted price if a person or group acquires 15 percent or more of the outstanding shares of the Company's common stock. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

    The plan also includes an exchange option. In general, after the rights become exercisable, the board of directors may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company's common stock. Under this option, the Company would issue one share of common stock for each right, subject to adjustment in certain circumstances.

    The Company's board of directors may, at its option, redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire on October 15, 2007, unless earlier redeemed, exchanged or amended by the board of directors.

    (b) Effective October 3, 1997, the Company's Common Stock was listed on the American Stock Exchange, trading under the symbol (BIB).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed herewith:


              Exhibit 1. Amendment No. 3 to Loan and Security Agreement, dated November 11, 1997

              Exhibit 3(i)(a).    Certificate of Amendment of Certificate of
                                  Incorporation of The Bibb   Company

              Exhibit 3(i)(b). Restated Certificate of Incorporation of The Bibb Company

              Exhibit 4(i). Certificate of Designation of Series A Junior Participating Preferred Stock of The Bibb Company

              Exhibit 27.         Financial Data Schedule



    (b)  Reports on Form 8-K

         On October 2, 1997, the Company filed a Form 8-K relating to the declaration of a dividend distribution of one right for each share of outstanding common stock of the Company at the close of business on October 15, 1997, pursuant to the adoption of the Company's Share Purchase Rights Plan.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE BIBB COMPANY





Date:  November 18, 1997            By:  /s/  Charles R. Tutterow
                                         ------------------------
                                         Charles R. Tutterow
                                         Vice President of Finance