Form 10-K405
period 1998-01-03
BIBB CO /DE
filed 1998-04-01
CIK 814570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-K

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 3, 1998
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________

                        COMMISSION FILE NUMBER 0-21661

                               THE BIBB COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                              58-2253133
    (STATE OF OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


   100 GALLERIA PARKWAY, 17TH FLOOR                     30339
           ATLANTA, GEORGIA                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (770) 644-7000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share, together with Preferred Share Purchase
                                    Rights

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE ON MARCH 27, 1998: $94,112,000

  As of March 27, 1998, there were 10,061,576 outstanding shares of the Registrant's Common Stock, par value $.01 per share, which is the only class of common or voting stock of the Registrant.

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

  Documents Incorporated by Reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The Bibb Company, a Delaware corporation (the "Company"), is a leading domestic manufacturer and marketer of textile products, principally sheets, pillowcases and other bedding accessories for use in the home, hotels, hospitals, and others serving the hospitality market. The Company also manufactures specially treated and engineered textile products used primarily in producing high-pressure automobile hoses and conveyor belts. For a description of the Company's corporate history and matters concerning the bankruptcy reorganization (the "Reorganization") of the Company on September 27, 1996 under Chapter 11 of Title 11 of the United States Code,
11 U.S.C.(S)(S) 101 et seq. (the "Bankruptcy Code"), see "Corporate History."

  The Company is the successor to The Bibb Company, a Delaware corporation ("Old Bibb"), as a result of the merger of Old Bibb with and into the Company on September 27, 1996 (the "Merger"). Upon consummation of the Reorganization and Merger, the Company was renamed The Bibb Company. References herein to the business of the Company for periods prior to September 27, 1996 refer to the business of Old Bibb as the predecessor to the business and operations of the Company.

  In December 1997, the Company sold it napery business, which consisted of the manufacture and marketing of damask table linen products serving the hospitality market (the "Napery Business"), and related inventory, to Mount Vernon Mills, Inc. In connection therewith, the Company has closed its Roanoke Rapids, North Carolina manufacturing plant and is actively seeking a buyer for the property. The Company classified the assets of the Napery Business as of January 3, 1998, as current net assets of discontinued operations, and the results of operations of the Napery Business are excluded from the Company's continuing operations.

  In December 1997, the Company announced that it intends to exit its apparel business, which consists of the manufacture and marketing of apparel fabrics, principally chambray, which is sold primarily to garment manufacturers (the "Apparel Business") during the first quarter of 1998. As a result, manufacturing operations at the Company's Columbus, Georgia facility have been discontinued and the Company is presently liquidating the remaining inventory. The assets of the Apparel Business will be liquidated subsequent to cessation of operations in the first quarter of 1998. The Company classified the assets, except for real estate, of the Apparel Business as current net assets of discontinued operations, and the results of operations for the Apparel Business are excluded from the Company's continuing operations.

  The table below sets forth net sales and income (loss), and their respective percentage of the Company's totals for discontinued Apparel Business and Napery Business.

                                               FOR THE YEAR      FOR THE THREE
                                             ENDED JANUARY 3,    MONTHS ENDED
                                                   1998        DECEMBER 28, 1996
                                             ----------------- -----------------
                                              NAPERY  APPAREL   NAPERY  APPAREL
                                             BUSINESS BUSINESS BUSINESS BUSINESS
                                             -------- -------- -------- --------
                                                   (DOLLARS IN THOUSANDS)
   Net sales................................   7,545   23,731   2,766    7,471
   % of total...............................       3%       8%      4%      10%
   Income (loss) ...........................  (2,494)  (4,422)     17     (396)
   % of total...............................      17%      31%     -1%      16%

  In February 1997, the Company sold its terry business, which consisted of the manufacture and marketing of bath towels and other terry products (the "Terry Business"), to WestPoint Stevens Inc. In connection therewith, effective September 28, 1996, the Company classified the net assets of the Terry Business as assets held for sale, and the results of operations of the Terry Business are, therefore, excluded from the Company's continuing operations subsequent to third quarter of 1996.

CORPORATE HISTORY

  The Company was organized as a Delaware corporation in June 1996. The Company is the successor to Old Bibb as a result of the Merger. Upon consummation of the Reorganization and Merger, the Company was renamed The Bibb Company. Unless the context otherwise requires, the "Company" means The New Bibb Company, Old Bibb (formerly known as The NTC Group, Inc.), and its predecessor, The Bibb Company, a Georgia corporation. The Company has been engaged in the manufacturing and marketing of textile products since 1876.

DESCRIPTION OF THE BUSINESS

 General

  The Company is a vertically integrated textile manufacturer that buys basic raw materials, such as cotton, synthetic fibers, yarns, chemicals, and dyes, and converts them primarily into finished textile goods ready for marketing. The Company's principal products include: sheets and pillowcases; quilted and non-quilted bedspreads, comforters, slumberbags, draperies and other bedding accessories; and specially-treated engineered yarns and fabrics for industrial uses, primarily high-pressure automobile hoses and conveyor belts. Customers consist primarily of national retail chains, such as J.C. Penney Company, Inc. ("J.C. Penney") and Sears Roebuck and Co. ("Sears"), mass merchants, such as Wal-Mart, Kmart and Target, and department specialty stores which resell to consumers at the retail level. In addition, the Company sells to hotels, hospitals, linen service companies and others serving the hospitality market. Other customers consist of companies which use the specialty yarns and fabrics in the production of their own products, such as Goodyear Tire and Rubber Company ("Goodyear"). The Company operates five manufacturing plants, excluding the Columbus, Georgia plant, located in Georgia, South Carolina, and Virginia.

PRODUCTS

  The Company's two operating segments are the Home Furnishings Division ("Home Furnishings"), and the Engineered Products Division ("Engineered Products"). The following table sets forth for the periods indicated financial information relating to these operating segments.

                                                                    THREE MONTHS
                                                         YEAR ENDED    ENDED
                                                         JANUARY 3, DECEMBER 28,
                                                            1998        1996
                                                         ---------- ------------
                                                         (DOLLARS IN THOUSANDS)
   Net Sales:
    Home Furnishings....................................  $190,601    $51,984
    Engineered Products.................................    51,935     11,953
    Other...............................................     6,300          0
   Operating profit or (loss):
    Home Furnishings....................................     2,808       (388)
    Engineered Products.................................     3,139        898
    Other...............................................      (682)         0
   Identifiable assets:
    Home Furnishings....................................   103,685     92,676
    Engineered Products.................................    16,080     10,596

  Home Furnishings. The Home Furnishings division manufactures sheets, pillowcases, bedspreads, comforters, draperies, slumberbags and other Home Furnishings accessories. These products are sold to department stores, national retail chains, mass merchants and distributors and wholesalers, under both private and Company labels. The Royalton(TM) product line of high-quality fully coordinated bed and bath merchandise is being sold to upscale department and specialty stores as part of the Company's continuing effort to expand its share of the home fashions market. Certain of the Company's adult bedding products are sold pursuant to licensing agreements under designer names such as Jessica McClintock(TM) and Joseph Abboud(TM). In addition, the Company dyes and prints adult bedding products for non-vertically integrated textile manufacturers.

  The Company is one of the market leaders in juvenile bedding products. Many of the Company's juvenile bedding products are sold bearing themes and characters under licensing agreements and, to a lesser extent, themes and characters developed internally by the Company. Current popular licensed themes and characters include Barbie(TM), Batman(TM), Looney Tunes(TM) and logos of Major League Baseball teams (Major League Baseball(TM)), National Football League teams (NFL(TM)), NASCAR(TM), Major League Soccer(TM), Godzilla(TM), Small Soldiers(TM), and Warner Brothers(TM). Third party licensing agreements are generally for terms of two to three years and may include renewal options.

  The Home Furnishings division also produces sheets, pillowcases and other bedding accessories for sale to hotels, hospitals, linen service companies and others serving the hospitality market. The Company concentrates on supplying hotels and other institutions that require higher quality bedding products, such as percales and other higher thread-count fabrics, for greater comfort, longevity and style. The Company believes it is the largest supplier of sheets to the service intensive hospitality market.

  Engineered Products. Engineered Products manufactures and markets specialty yarns and fabrics used primarily in producing high-pressure hoses and conveyor belts. The Company's manufacturing process enhances the rubber adhesion properties of purchased yarn and woven fabric to meet high-performance customer specifications. The Company generally sells its engineered products to customers which use the specialty yarns and fabrics in the production of their own products or further process or include these products in the goods they sell. The Company believes it is the largest domestic manufacturer of reinforcing hose yarn and a leading manufacturer of treated belting fabrics.

MARKETING AND CUSTOMERS

  The Company principally markets its products throughout North America, primarily through its own in-house sales force from principal sales offices in New York City, Chicago, Dallas, Southern California, and Atlanta. The Company had a salaried sales force (including support personnel) of approximately 80 people as of February 28, 1998. Compensation of the salaried sales force includes salary and performance-based bonuses.

  The Company's customers consist primarily of department stores, national retail chains and mass merchants as well as hotels, hospitals, linen service companies and others serving the hospitality market. In fiscal year 1997, net sales to the Company's ten largest customers were approximately $97 million, or 39.0% of its net sales (excluding sales from the Terry Business, Apparel Business and Napery Business), compared to approximately $126 million, or 38.6% of its net sales, for 1996 (excluding sales from the Terry Business, Apparel Business and Napery Business for the fourth quarter). There was no one customer that accounted for more than 7% of total continuing net sales for fiscal year 1997.

  The Company supplies a number of diverse product programs to each of its major customers. The purchasing decisions within a product program are generally not interdependent and, as is common in the industry, the Company has no long-term supply agreement with any of its major customers. Product programs are developed specifically for the customer and are typically carried for a period of one to three years.

COMPETITION

  The textile market is highly competitive, with the degree of competition varying among the Company's product lines.

  The Company competes with many companies for sales of home furnishings. Its primary competition comes from three of the largest home furnishings textile companies: WestPoint Stevens, Inc. ("WestPoint"), Springs Industries, Inc. ("Springs"), and Pillowtex, Inc. These competitors are larger than the Company and market a broader array of textile products than the Company. In marketing such products for consumer use, the Company competes primarily on the basis of styling, service and by providing customers with specialized offerings such as licensed products and various "concept" selling programs. In sales to the hospitality market, the Company competes by offering timeliness of delivery and a broad array of styles and fabrics at competitive prices.

  The Company competes with a variety of firms in the manufacture and sale of engineered yarns and fabrics. Many competitors are divisions of non-textile manufacturers, such as chemical companies, or end-users, such as tire companies. Competition for the Engineered Products Division is based on being able to meet required technical specifications, quality, price and service.

  Management of the Company does not believe that competition from foreign manufacturers has been a significant factor within the Company's principal lines of business. Foreign textile manufacturers have generally concentrated their U.S. marketing efforts on finished apparel products rather than on the types of products manufactured and sold by the Company. However, the Company does face competition from foreign manufacturers in the sale of lower thread-count sheets targeted for the hospitality market, especially lower quality textile products supplied to certain health care institutions and commercial linen suppliers. In response, the Company has concentrated its sales efforts on hotels, hospitals and other institutions which require high level customized quality production, timeliness of delivery and a broad array of styles and fabrics.

RAW MATERIALS

  The Company's operations require substantial quantities of yarns made from cotton and man-made fibers, both of which have been and are expected to continue to be available in sufficient supply from a wide variety of sources. The Company is not dependent on any one supplier as a source of raw materials or yarns. The Company's general procedure is to match cotton purchases with anticipated production requirements. However, when management concludes that a certain grade of cotton may be in short supply or that prices may be substantially higher in the near term, the Company typically buys additional cotton for future delivery. It is the Company's policy not to trade in the futures markets for cotton or any other commodities as a hedge against potential future cost increases due to the level of risk inherent in such practices. Although the Company has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations.

  The Company manufactures approximately 40% of its yarn needs and sources the balance from multiple vendors under short term, and to a limited extent, multi-year agreements.

  The price of man-made fibers such as polyester is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the price of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also utilizes substantial quantities of dyes and chemicals. Dyes and chemicals also have been and are expected to continue to be available in sufficient supply from a wide variety of sources.

SEASONALITY

  Demand for certain of the Company's products is affected by, among other things, the relative strength or weakness of the retail sales industry. The Company's second and third fiscal quarters (April through September) are generally its strongest sales periods due to increased consumer spending during these periods, although this seasonal effect is partially offset by the absence of seasonality in the Company's sales of sheets to the hospitality market. The seasonal nature of the Company's business requires the Company to increase its inventory of certain items to meet the seasonal demand.

BACKLOG

  The Company's backlog of unfilled customer orders was approximately $25 million at February 28, 1998, (excluding orders relating to the Apparel Business) as compared with approximately $27 million at March 1, 1997 (excluding orders relating to the Terry Business). The typical lead time required to fill the backlog of customer orders ranges from one week for most Home Furnishings goods to three months for certain Engineered Products goods.

EMPLOYEES

  The Company employed approximately 2,700 people on February 28, 1998. Of these employees, approximately 2,400 were employed in manufacturing, 80 in sales and 170 in administration. These totals include approximately 220 people who were employed at the Company's Columbus, Georgia manufacturing facility. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

MANUFACTURING FACILITIES

  The Company's manufacturing process for Home Furnishings goods primarily involves the following operations: (i) spinning raw cotton and polyester into yarn; (ii) weaving yarn into fabric; (iii) finishing the fabric; (iv) cutting and sewing and (v) packaging and distributing the product.

  The Company produces its greige (unfinished) goods for Home Furnishings at an integrated spinning and weaving plant located in Greenville, South Carolina. Greige goods for Home Furnishings are bleached, dyed and printed at the Company's finishing plant located in Brookneal, Virginia. Cut and sew operations and packaging for Home Furnishings are performed at the Company's three cut and sew facilities located in Fort Valley and Sargent, Georgia and Brookneal, Virginia.

  All of the Company's Engineered Products goods are manufactured at the Porterdale, Georgia facility. The manufacturing process consists of twisting and/or weaving specialty synthetic filament yarn and treating the yarn to enhance rubber adhesion and other physical property qualities in accordance with customer specifications.

  For more information about the Company's facilities, see "Item 2.
Properties."

ENVIRONMENTAL AND OSHA CONSIDERATIONS

  Since 1970, a wide variety of federal, state, local and foreign environmental laws, regulations and ordinances have been, and continue to be, adopted and amended.

  Some of these laws, regulations and ordinances hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous substances. Because of its operations and the operations of previous owners or operators of certain of its properties and by predecessor owners of certain of the businesses, and the use, production and discharge of certain substances at its facilities, the Company is affected by these laws and regulations. Various of the Company's facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections or future requests for investigation.

  At the Abbeville facility in South Carolina (which is now closed), the Company had previously been working with the South Carolina Department of Health and Environmental Control to identify the source of low levels of freon and certain other volatile organic compounds ("VOCs") which were found in a water supply well located on-site. No active on-site remediation is being required by the State at this time.

  At the Company's graphics and design facility in Macon, Georgia, the State of Georgia required a groundwater investigation and remediation relating to the presence of VOCs in the groundwater underlying the facility. Monitoring wells and a pump and treatment system utilizing an air stripper were installed. Additional pumping wells were also added to control the migration off-site of impacted groundwater. The State of Georgia notified the Company that the facility would not be listed on Georgia's Hazardous Site Inventory. Therefore, the Company does not believe that material expenditures for this site will be incurred under the Georgia Hazardous Sites Program. However, there can be no assurance that the Company will not incur costs under some other program or law with respect to this matter.

  On March 27, 1997, the Company received notice from the Georgia Department of Natural Resources, Environmental Protection Division ("EPD"), that its Juliette, Georgia facility has been placed on Georgia's Hazardous Site Inventory as a result of the recent discovery of tetrachloroethene in groundwater at the site. The facility was subsequently removed from the list during 1997.

  In November 1993, in connection with the removal of former underground storage tanks at the Roanoke Rapids, North Carolina facility, the Company discovered the presence of petroleum constituents in soils and groundwater. The presence of these constituents in soils and groundwater was reported to the State of North Carolina. At the State's direction, impacted soils were taken off-site for treatment. No active on-site remediation is being required by the State at this time.

  In connection with the removal of former underground storage tanks at the Rockingham, North Carolina plant (which is now closed) in March 1997, the Company discovered the presence of petroleum constituents in soils and groundwater. The presence of these constituents in soils and groundwater was reported to the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR"). To date, no investigation or remediation has been required by NCDEHNR. As both underground storage tanks were registered with NCDEHNR, the Company anticipates that if any remediation is required, a portion of the investigation and remediation expenses will be reimbursed by the North Carolina Leaking Underground Storage Tank trust fund.

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA") (commonly known as Superfund), provides for responses to and liability for releases of hazardous substances into the environment. These obligations are imposed on the current owner or operator of a facility, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, on anyone who arranged for the treatment or disposal of hazardous substances at the facility, and on any person who accepted hazardous substances for transport to a facility selected by such person. Generally, liability to the government under CERCLA is joint and several.

  The Company has been named as one of approximately 180 third-party defendants in connection with litigation relating to the Keystone Sanitary Landfill (located in Adams County, Pennsylvania), a federal Superfund matter. The Company is alleged to have disposed of 1,800 cubic yards of material at this site. The United States Environmental Protection Agency reportedly has estimated the total volume of wastes allegedly disposed of at the site by viable potentially responsible parties to be in excess of 500,000 cubic yards. The Company disputed its allocated volume, and the toxicity of its waste. On October 20, 1997, the Company entered into a Consent Decree along with approximately 140 other defendants. It is anticipated that the Consent Decree will be entered by the United States District Court for the Middle District of Pennsylvannia. If entered, the Consent Decree should satisfy any liability that the Company has in this litigation. The Company believes that its maximum exposure is less than $5,000.

  The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes and require public disclosure related to the use of various hazardous substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations thereunder. While the Company believes it is in substantial compliance with these laws and regulations, from time to time the Company receives from various government agencies notifications or complaints that allege violation of requirements which the Company then works to resolve. Except with respect to the Brookneal facility matters described below, no such notice is outstanding and unresolved for which the Company expects to incur material costs. Compliance with environmental laws and regulations also may require the acquisition or modification of permits or other authorizations for certain activities and compliance with various standards or procedural requirements.

  In February, 1996, the Company entered into a Special Order on Consent ("Order") with the Virginia Water Control Board in connection with its wastewater discharge permit at the Brookneal, Virginia facility. The Order requires the Company to undertake certain activities including upgrading its wastewater treatment facilities. The Company estimates that the cost of complying with the Order, including the construction of new wastewater treatment facilities, will be approximately $2,000,000 to be incurred during fiscal years 1997 through 1999. The Company's capital expenditures under this Order were approximately $400,000 in 1997. The Company has budgeted approximately $1,200,000 for environmental capital expenditures in 1998 to maintain compliance. Pursuant to the Order, the Commonwealth of Virginia also agreed that the Company could perform closure of the existing wastewater treatment systems and groundwater remediation relating thereto under the Virginia Voluntary Remediation Program. In addition, on April 10, 1995, the Company had entered into a Voluntary Remediation Agreement with Virginia providing for the investigation and on-site remediation of groundwater and soils. The Company presently estimates that this remediation will cost less than $50,000, although further investigation is ongoing.

  In addition, while the Company believes that its facilities are in compliance with current regulatory standards applicable to air emissions, several of its facilities will be required to obtain new operating permits under the Clean Air Act Amendments of 1990 ("CAAA"). The Company has submitted Title V permit applications under the CAAA with respect to the facilities at Brookneal, Virginia and Porterdale, Georgia. A conditional major permit application has been submitted for the facility at Greenville, South Carolina. The Company also has provided information regarding its wastewater discharge at the Porterdale, Georgia facility. At this time, the Company cannot estimate when other new air or wastewater standards or permit requirements will be imposed or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements at these or its other facilities. However, the Company does not believe that such expenditures are likely to be material.

NEGOTIATIONS WITH CREDITORS; REORGANIZATION UNDER THE PLAN

  Beginning in the second quarter of 1995, following Old Bibb's failure to meet certain of its interest payment obligations, representatives of Old Bibb met with representatives of certain holders of Old Bibb's 14% Senior Subordinated Notes due 1999 and 13.875% Senior Subordinated Notes due 1999 (collectively, the "Old Subordinated Notes"), who had formed a steering committee (the "Steering Committee") to discuss the possibility of restructuring Old Bibb's indebtedness.

  Beginning in May 1995, Old Bibb entered into a series of forbearance agreements with the group of creditors (the "Banks") led by Citibank, North America, Inc., as agent, in which the Banks agreed to, among other things, forbear from exercising their rights with respect to certain events of default under Old Bibb's Credit Agreement dated as of August 4, 1993 as amended, (the "Old Credit Agreement") through the filing of Old Bibb's bankruptcy petition.

  Until February 1996, representatives of Old Bibb engaged in extensive discussions and negotiations regarding the terms and conditions of a restructuring or reorganization of Old Bibb's outstanding indebtedness with the Steering Committee.

  Old Bibb and each of the specified holders of the Old Subordinated Notes of the Company and NTC Group, Inc. entered into a Restructuring Agreement dated as of February 1, 1996 (the "Restructuring Agreement"). The Restructuring Agreement provided, among other things, that the members of the Steering
Committee: (i) would vote for acceptance of a Plan of Reorganization of Old Bibb (the "Plan") to be entered into with respect to all Old Subordinated Notes owned by such member of the Steering Committee and, accordingly, would tender to Old Bibb an executed and properly-completed ballot in favor of acceptance of the Plan; (ii) would not withdraw or otherwise revoke the ballot referred to in clause (i) above; and (iii) would not vote for or otherwise consent to any action or agreement that would impede, interfere with, delay, postpone or attempt to discourage consummation of the Plan, including, but not limited to, any vote for or recommendation in favor of any alternative plan of reorganization not proposed by Old Bibb under the Bankruptcy Code.

  On July 3, 1996, following receipt of approval by the requisite creditors and securityholders of Old Bibb for a "prepackaged" bankruptcy reorganization, Old Bibb filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 12, 1996, the Bankruptcy Court issued an order confirming the Plan. The Plan was consummated on September 27, 1996 (the "Effective Date").

PRINCIPAL PROVISIONS OF THE PLAN

  On the Effective Date and pursuant to the Plan, the following events, among other things, occurred:

    (i) The Loan and Security Agreement dated as of September 12, 1996, by and among Congress Financial Corporation (Southern), as agent, ("Congress") and the lenders party thereto (Congress and the lenders are collectively referred to herein as the "New Banks") and the Company (the "New Credit Agreement") became operative, thereby providing the Company with a source of financing. On the Effective Date, all outstanding indebtedness to the Banks relating to pre-Effective Date obligations arising under the Old Credit Agreement was repaid (or, in the case of then-outstanding letters of credit, cash collateralized) in full.

    (ii) Each holder of the Company's outstanding 14% Senior Subordinated Notes and 13.875% Senior Subordinated Notes became entitled to receive
  59.9177745 and 57.5877576 shares, respectively, of the Company's Common Stock, $.01 par value per share (the "Common Stock") for each $1,000 principal amount of Old Subordinated Notes held by such holder (the issuances with respect to all Old Subordinated Notes represented in the aggregate approximately 9,500,000 shares, or 95% of the Common Stock outstanding as of the Effective Date).

    (iii) Each holder of pre-Merger common stock, (the "Old Common Stock" or "Old Equity Interests") became entitled to receive, in exchange for each share of Old Common Stock, 50.9511043 shares of Common Stock (the issuances with respect to all Old Equity Interests represented in the aggregate approximately 500,000 shares, or 5% of the Common Stock outstanding as of the Effective Date).

THE NEW CREDIT AGREEMENT

  Set forth below is a summary of the terms and provisions of the New Credit Agreement, as currently in effect, including the results of Amendment Nos. 1-4 to the New Credit Agreement. Such summary does not purport to be complete and is qualified in its entirety by reference to the New Credit Agreement, as amended.

 A. Available Borrowings

  Under the New Credit Agreement, the Company is entitled to borrow up to a maximum of $81.3 million principal amount. The borrowings under the New Credit Agreement are in the form of a term loan and revolving loans (including letters of credit of up to $15 million). Borrowings are in the form of a term loan, which was originally in the amount of $25 million; however, in connection with Amendment No. 4 to the New Credit Agreement, the term loan was increased to $21.3 million, effective March 6, 1998, after having been paid down to $11.2 million. The remainder of such borrowings are in the form of revolving loans available to the extent that a sufficient borrowing base is present up to a maximum of $60 million. The borrowing base for revolving loans is equal to a specific percentage of eligible receivables and eligible inventory in which the New Banks have a perfected first priority security interest subject to applicable reserves.

 B. Interest

  Borrowings under the New Credit Agreement bear interest at a rate per annum equal to, either one (1%) percent per annum above the rate announced from time to time by CoreStates Bank, N.A. as its "prime rate", and increase or decrease by an amount equal to each increase or decrease in such prime rate, effective as of the first day of the month after any such change; or, at the Company's option, a rate of three percent (3%) per annum above the Adjusted Eurodollar Rate used by the Agent, subject to the Agent's customary terms applicable to Eurodollar rate-based loans for interest periods of one, two or three months duration as selected by the Company ("Eurodollar Rate Loans"). The Adjusted Eurodollar Rate is calculated based on the average of rates of interest per annum at which CoreStates Bank, N.A. is offered deposits of U.S. dollars in the London interbank market for the applicable interest period, adjusted by the reserve percentage prescribed by governmental authorities as determined by the Agent. The maximum amount of the Eurodollar Rate Loans at any time shall not exceed eighty percent (80%) of the daily average of the principal amount of the loans which is anticipated will be outstanding during the applicable interest period. After maturity or an event of default under the New Credit Agreement or the termination, interest on all loans shall be increased by two percent (2%) per annum above the pre-default rates referred to above. Interest on Eurodollar Rate Loans shall be subject to further reductions based upon certain financial performance.

 C. Maturity

  The New Credit Agreement, as amended, will expire on November 1, 2000, subject to one-year extensions, unless terminated by the New Banks or the Company. The New Credit Agreement shall be subject to earlier termination upon an event of default.

 D. Optional Prepayments; Mandatory Repayments

  Under the New Credit Agreement, the Company may repay during the initial three years of the facility all borrowings in full upon payment of specified premiums not to exceed 1% of the amount of the then-existing facility. The prepayment fee if the New Credit Agreement is terminated after September 16, 1998 was reduced from $575,000 to $300,000 in connection with Amendment No. 4 to the New Credit Agreement. The foregoing premiums are subject to specified reductions in the event of a sale of the Company (by way of all of the Company's stock or substantially all of the Company's assets). The term loan under the New Credit Agreement shall amortize monthly in an amount equal to 1/84th of the original amount of the term loan, with the unpaid balance due upon termination or maturity of such facility.

 E. Security

  As security for its obligations under the New Credit Agreement, the Company granted to the New Banks first priority security interests in substantially all of the assets of the Company, including its fixed assets, receivables and inventory.

 F. Covenants

  The New Credit Agreement contains numerous restrictive financial and other covenants, including: (i) restrictions on the incurrence of indebtedness and liens; (ii) restrictions on mergers, acquisitions, asset sales and transactions with affiliates; (iii) restrictions on dividends and distributions; (iv) restrictions on capital expenditures; and (v) financial tests, concerning minimum net worth and working capital ratio.

 G. Events of Default

  The New Credit Agreement contains certain standard events of default which include: (i) failure to pay any principal of a note or letter of credit obligation when due or any interest when due; (ii) any representation or warranty made by the Company to the New Banks being false in any material respect when made; and (iii) default in the observance of certain post-confirmation provisions of the New Credit Agreement. If an event of default occurs, the New Banks may declare all or a portion of the amounts owing under the New Credit Agreement to be immediately due and payable.

ACCOUNTING FOR RESTRUCTURING

  The Company has accounted for the restructuring described herein using the principles of fresh start reporting as required by SOP No. 90-7. Pursuant to such principles, the Company's assets and liabilities have been revalued as of the Effective Date and the assets are stated at their reorganization value (the "Reorganization Value"), which is defined as the value of the Company before considering liabilities.

  The restatement of the Company's assets and liabilities, referred to as fresh start reporting, applies the following principles:

    (1) The Company's Reorganization Value is allocated to its assets as though the Company had been acquired in a transaction reported using the purchase method, under which specific tangible assets and identified intangible assets of the Company are adjusted to their fair market values. If any portion of the Reorganization Value cannot be attributed to specific tangible or identified intangible assets, such portion is reported as an intangible asset identified as "reorganization value in excess of amounts allocable to identifiable assets," and such excess would then be amortized in accordance with applicable financial reporting procedures.

    (2) Each liability existing on the Effective Date, other than deferred taxes, is stated at the present value of the future amounts to be paid thereon as determined by discounting such payments at an appropriate current interest rate, if material.

    (3) Deferred taxes are reported in conformity with generally accepted accounting principles. When realized, benefits from pre-confirmation net operating loss carryforwards reduce the reorganization value in excess of amounts allocable to identifiable assets and other intangibles until such excess is exhausted and thereafter are reported as a direct addition to paid-in capital.

    (4) Changes in accounting principles that will be required in the Company's financial statements within the twelve months following the adoption of fresh start reporting should be adopted at the time the fresh start reporting is adopted.

  Adopting fresh start reporting in essence results in a new reporting entity with no beginning retained earnings or deficit.

RECENT DEVELOPMENTS

 Exit of Apparel Business

  On December 30, 1997, the Company announced its intent to exit its Apparel Business. As a result, the Company will close its Columbus, Georgia manufacturing facility during the first quarter of 1998. The Company reflected in the statement of operations, discontinued operations charges in the amount of $15.6 million, of which $2.8 million represents future cash outlays.

 Sale of Napery Business

  On December 29, 1997, the Company completed the sale of the Napery Business to Mount Vernon Mills, Inc. for consideration of $3.8 million in cash proceeds. The proceeds from the sale were used to reduce indebtedness under the New Credit Agreement. As a result of the sale, the Company recorded discontinued operations charges in the amount of $5.3 million, of which $1.2 million represents future cash outlays.

 Common Stock Listing

  Effective October 3, 1997, the Company's Common Stock was listed on the American Stock Exchange ("AMEX"), trading under the symbol (BIB). See Item 5. " Market for Registrant's Common Equity and Related Stockholder Matters."

Sale of Terry Business

  On February 21, 1997, the Company completed the sale of the Terry Business to WestPoint Stevens Inc., for aggregate consideration of approximately $38.8 million. The net cash proceeds of the sale, approximately $37 million, were used to reduce indebtedness under the New Credit Agreement.

ITEM 2. PROPERTIES

  As of February 1998, the Company operated continuing manufacturing and distribution facilities and office space with a total area of approximately 2,568,000 square feet. Management believes the Company's facilities and equipment are in good condition and are adequate for the Company's present and anticipated operations. For more information about the Company's facilities, see "Item 1. Business--Manufacturing Facilities."

  The location, primary use and size of each principal facility operated by the Company is as follows:

                                                                        SQUARE
      LOCATION                    PRIMARY USE OF FACILITY                FEET
 ------------------- ------------------------------------------------   -------
 Macon, GA           Corporate administrative offices                    78,000
 Macon, GA(1)        Distribution center for Home Furnishings           110,000
                     Graphics and design facility for Home
 Macon, GA           Furnishings                                         40,000
 Atlanta, GA (1)     Corporate executive and sales offices               21,000
 New York, NY (1)    Showroom and sales offices                          13,000
 Fort Valley, GA (2) Manufacturing facility for Home Furnishings        333,000
 Fort Valley, GA (1) Warehouse for Home Furnishings                      60,000
                     Manufacturing and distributing facility for Home
 Sargent, GA         Furnishings                                        479,000
                     Manufacturing facility for finishing and
 Porterdale, GA      production of Engineered Products                  615,000
                     Manufacturing facility for weaving Home
 Greenville, SC      Furnishings                                        489,000
 Brookneal, VA       Manufacturing facility for finishing, printing,
                      fabricating and distributing Home Furnishings     330,000

--------
(1) All of the Company's facilities are owned except the Company's New York sales office, which is leased pursuant to a lease and sublease which expire in December 2000, the Company's Atlanta office, which is leased pursuant to a lease which expires in July 2003, the Company's Macon distribution center which is currently on month-to-month terms, and the Fort Valley warehouse which lease expires in April 2001.
(2) The Fort Valley plant consists of two principal buildings, one of which is subject to a mortgage note of approximately $430,000 in outstanding principal as of January 3, 1998.

  Substantially all of the Company's property, plant and equipment is encumbered by a first security interest in favor of the lenders under the New Credit Agreement.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is a party to various legal actions arising in the normal course of its business. In the opinion of management, the Company is not currently party to any litigation which, if adversely determined, would have a material adverse affect on the financial condition, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended January 3, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Stock Listing

  Effective October 3, 1997, the Company's Common Stock was listed on AMEX, trading under the symbol (BIB). The market for the Company's Common Stock is limited due to its stockholders primarily consisting of large institutional investors. The opening sales price of the stock on October 3, 1997 was $8 1/2
 . The high and low sales price of the stock during the fourth quarter ending January 3, 1998, was $8 1/2 and $6 1/2, respectively.

 Number of Holders of Record

  As of February 28, 1998, there were 18 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Company's securities held in the name of nominees or otherwise.

 Dividends

  The Company does not anticipate having funds available to pay cash dividends on any shares of the Common Stock in the foreseeable future. The New Credit Agreement contains restrictive financial and operating covenants and prohibitions, including provisions that will prohibit the payment of cash dividends on the Common Stock and will otherwise limit the Company's ability to make distributions to holders of Common Stock.

Share Purchase Rights

  Effective October 1, 1997, the Company adopted a Share Purchase Rights Plan (the "Rights Plan") that provides for rights to be issued to stockholders of record on October 15, 1997. Under the Rights Plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further Board of Directors' action, the rights will become exercisable and allow the holder to acquire the Company's Common Stock at a discounted price if a person or group acquires 15 percent or more of the outstanding shares of the Company's Common Stock. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

  The Rights Plan also includes an exchange option. In general, after the rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company's Common Stock. Under this option, the Company would issue one share of Common Stock for each right, subject to adjustment in certain circumstances.

  The Company's Board of Directors may, at its option, redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable. These rights will expire on October 15, 2007, unless earlier redeemed, exchanged or amended by the Board of Directors.

 Recent Sales of Unregistered Securities

  On December 31, 1996, the Company issued 75,163 shares of Common Stock to Houlihan Lokey as compensation for advisory services rendered in connection with the Reorganization. The issuance was made in a private placement in reliance upon the exemption from the registration provisions of the Securities Act provided in Section 4(2) thereof.

  Effective as of September 27, 1996, the Company issued approximately 10,000,000 shares of Common Stock to holders of claims against and interests in the Company pursuant to the Plan. All such issuances were made pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. For details of such issuances, see "Item 1. Business--Corporate History--Negotiations with Creditors; Reorganization under the Plan."

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of the Company for the fiscal years 1993 through 1997 have been derived from the audited financial statements of the Company, except for the three months ended January 3, 1998, which were derived from unaudited financial statements of the Company. The following data should be read in conjunction with the Financial Statements of the Company and the notes thereto provided as Item 8 of this Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Information for periods subsequent to September 28, 1996 was prepared under the principles of fresh start reporting (see Note 1 to the Financial Statements) and is not comparable to information for prior periods. The Statement of Operations data for the period subsequent to September 28, 1996 excludes the results of the Terry Business, (see Note 1 to the Financial Statements). Operations for the discontinued Apparel and Napery Businesses subsequent to September 28, 1996 are shown below results from continuing operations.

                               THE BIBB COMPANY

                            SELECTED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                       (UNAUDITED)
                            TWELVE        THREE
                            MONTHS       MONTHS     THREE MONTHS  NINE MONTHS
                             ENDED        ENDED        ENDED         ENDED                 YEAR END
                          JANUARY 3,   JANUARY 3,   DECEMBER 28, SEPTEMBER 28,   ------------------------------
                             1998         1998          1996         1996          1995       1994       1993
                          -----------  -----------  ------------ -------------   ---------  ---------  --------
Income Statement Data
Net Sales...............  $   248,836  $    59,243   $   63,937    $262,392      $ 389,998  $ 459,192  $487,892
Cost of Sales...........      222,620       53,281       57,252     239,724        366,040    432,235   410,713
                          -----------  -----------   ----------    --------      ---------  ---------  --------
Gross Profit............       26,216        5,962        6,685      22,668         23,958     26,957    77,179
Selling and
 Administrative
 Expenses...............       23,306        6,824        7,428      26,002         34,538     41,765    43,134
Nonrecurring Charges
 (h)....................        4,133        4,133            0           0              0          0         0
Financial Restructuring
 Advisory Fees..........            0            0            0           0          1,592          0         0
Management Fee to
 NTC(a).................            0            0            0       1,993          3,368      4,000     4,000
                          -----------  -----------   ----------    --------      ---------  ---------  --------
Operating (Loss) Profit.       (1,223)      (4,995)        (743)     (5,327)       (15,540)   (18,808)   30,045
Interest Expense........       (4,743)      (1,489)      (1,074)    (16,001)       (27,926)   (26,379)  (25,605)
Loan Fee Amortization
 and Expense............       (1,270)        (375)        (235)     (1,928)        (2,486)    (1,795)   (1,847)
Other, net..............         (162)         (19)        (109)      3,319 (c)     (1,639)      (934)    2,493 (b)
                          -----------  -----------   ----------    --------      ---------  ---------  --------
Income (Loss) Before
 Discontinued
 Operations,
 Reorganization and
 Extraordinary Items
 (d)....................       (7,398)      (6,878)      (2,161)    (19,937)       (47,591)   (47,916)    5,086
                          -----------  -----------   ----------    --------      ---------  ---------  --------
Net Loss per Common
 Share from Continuing
 Operations, basic and
 diluted................        (0.74)       (0.68)       (0.22)        N/A            N/A        N/A       N/A
Discontinued Operations:
 (i)
 (Loss) income from
  discontinued Napery
  Business, net of taxes
  of $0.................       (2,494)      (1,649)          17         N/A            N/A        N/A       N/A
 Loss from disposal of
  discontinued Napery
  Business, net of taxes
  of $0.................       (2,832)      (2,832)           0         N/A            N/A        N/A       N/A
 Loss from discontinued
  Apparel Business, net
  of taxes of $0........       (4,422)      (1,434)        (396)        N/A            N/A        N/A       N/A
 Loss from disposal of
  discontinued Apparel
  Business, net of taxes
  of $0.................      (11,200)     (11,200)           0         N/A            N/A        N/A       N/A
Reorganization and
 Extraordinary Items:
 (e)(f)                             0            0            0     118,148              0          0      (738)
                          -----------  -----------   ----------    --------      ---------  ---------  --------
Net Income (Loss) ......  $   (28,346) $   (23,993)  $   (2,540)   $ 98,211      $ (47,591) $ (47,916) $  4,348
                          ===========  ===========   ==========    ========      =========  =========  ========
Weighted Average Shares
 Outstanding, basic and
 diluted................   10,061,576   10,061,576    9,986,413         N/A            N/A        N/A       N/A
Net Loss per Common
 Share basic and
 diluted(g).............  $     (2.82) $     (2.38)  $    (0.25)   $    N/A      $     N/A  $     N/A  $    N/A
Cash Dividends Declared
 per Common Share.......            0            0            0           0              0          0         0
Depreciation and
 Amortization (exclusive
 of loan fee
 amortization)..........        6,937        1,779        2,610       9,582         15,644     14,283    12,239
Capital Expenditures
 (including capital
 leases)................       28,233       13,198        1,658       2,940          5,489     11,129    13,807
Year End Balance Sheet
 Data:
 Current Assets (j).....      104,224      104,224      169,661                     98,134    118,921   127,354
 Current Liabilities....       36,356       36,356       62,759                    289,265    259,296    57,252
 Working Capital........       67,868       67,868      106,902                   (191,131)  (140,375)   70,102
 Property, Plant and
  Equipment, net........       62,829       62,829       58,642                     77,414     85,024    88,064
 Total Assets...........      169,351      169,351      232,700                    198,638    228,171   238,104
 Long Term Debt Less
  Current Maturities....       74,898       74,898       84,093                          0     11,000   175,353
 Stockholders' Equity
  (Deficit).............       58,097       58,097       85,848                    (90,627)   (42,125)    5,499

  The following table sets forth certain unaudited quarterly financial information of the Company for the three months ended March 29, 1997, June 28, 1997, and October 4, 1997, respectively (see above where the three months ended January 3, 1998 and December 28, 1996, respectively, are noted). The information below reflects the results of the operations of the Napery Business and Apparel Business as discontinued operations. This information has been prepared on the same basis as the Financial Statements contained elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the Financial Statements and the related Notes thereto. Results for any previous quarter are not necessarily indicative of results for the full year or for any future quarter (in thousands, except share data).

                                                     THREE    THREE      THREE
                                                    MONTHS    MONTHS     MONTHS
                                                     ENDED    ENDED      ENDED
                                                   MARCH 29, JUNE 28,  OCTOBER 4,
                                                     1997      1997       1997
                                                   --------- --------  ----------
Net Sales.........................................  $58,932  $63,299    $67,362
Cost of Sales.....................................   54,258   56,311     58,770
                                                    -------  -------    -------
Gross Profit......................................    4,674    6,988      8,592
Selling and Administrative expenses...............    5,453    5,391      5,638
Nonrecurring Charges..............................        0        0          0
                                                    -------  -------    -------
Operating Profit (Loss)...........................     (779)   1,597      2,954
Interest Expense..................................     (974)  (1,060)    (1,220)
Loan Fee and Amortization.........................     (274)    (312)      (309)
Other, net........................................      (95)      (6)       (42)
                                                    -------  -------    -------
Income (loss) Before Discontinued Operations (d)..   (2,122)     219      1,383
Discontinued Operations: (i)
 (Loss) income from discontinued Napery Business,
  net of taxes of $0..............................      230     (324)      (751)
 Loss from disposal of discontinued Napery Busi-
  ness, net of taxes of $0........................        0        0          0
 Loss from discontinued Apparel Business, net of
  taxes of $0.....................................     (299)  (1,305)    (1,384)
 Loss from disposal of discontinued Apparel Busi-
  ness, net of taxes of $0........................        0        0          0
                                                    -------  -------    -------
Net Loss .........................................  $(2,191) $(1,410)   $  (752)
                                                    =======  =======    =======
Net Loss per Common Share, basic and diluted......  $ (0.22) $ (0.14)   $ (0.08)
                                                    =======  =======    =======

                       NOTES TO SELECTED FINANCIAL DATA

(a) Prior to February 1, 1996, pursuant to a management services agreement dated April 1, 1989 (the "Management Services Agreement"), between the Company and The NTC Group, Inc. ("NTC"), NTC received fees equal to 2% of the Company's average month-end equity book value plus interest-bearing debt. Pursuant to the Restructuring Agreement, during the period between February 1, 1996 and the Effective Date, NTC was entitled to receive management fees under the Management Services Agreement equal to $141,633 per month. Pursuant to the Plan, $1,830,000 of accrued management fees were forgiven by NTC as of September 28, 1996, and the Management Services Agreement was terminated.
(b) Included in Other, net is the Company's sale of its investment in an unconsolidated subsidiary.
(c) On December 21, 1989, the Company received $11,388,000 in principal amount under a note receivable owed to the Company by TB Woods Incorporated ("Woods"), which was an affiliate of the Company. In 1991, the Company readvanced $5,644,000 to Woods under the note receivable. In 1993, Woods repaid the Company $5,560,000 and the remaining principal was restructured to include two new notes and a warrant, pursuant to which the Company acquired 375,000 shares of common stock of Woods' parent corporation. In August 1994, one of those notes for $2,000,000 was paid in full. During the first quarter of 1996 the Company sold the shares of stock in an underwritten public offering in which it received net proceeds of $4,185,000. Included in Other, net is a gain of $3,685,000 associated with the sale.
(d) Prior to the Merger, the Company was an "S" Corporation under the Internal Revenue Code. Because all items of income, expense and credit of an "S" Corporation generally pass through to its stockholders, the Company did not pay federal income taxes or certain state and local income taxes during the period it was an "S" Corporation. Effective September 28, 1996, the Company became a "C" Corporation under the Internal Revenue Code and became ineligible to pass through items of income, expense and credit to its stockholders. For the three months ended December 28, 1996, and fiscal year ended January 3, 1998, there were no income tax expense nor benefit recorded.

(e) In connection with the Plan, reorganization items were recorded for professional fees and expenses in the amount of $1,423,000 and for adjustments to certain accounts to reflect fair value in the amount of $7,921,000.
(f) In conjunction with the Restructuring, a gain of $111,650,000 on the extinguishment of debt was recorded.
(g) Per share amounts for periods prior to September 28, 1996 have not been presented because the amounts for those periods are not meaningful due to the implementation of fresh start reporting. See Note 1 to the Financial Statements.
(h) The Company incurred $4,133,000 in operating charges of a nonrecurring nature relating to losses to be incurred under a sublease agreement, severance, impairment of previously closed manufacturing facilities (Rockingham, North Carolina and Abbeville, South Carolina) and their equipment, and losses associated with the Terry Business subsequent to its sale.
(i) Discontinued operations charges of $20,948,000 and $379,000 were recorded in fiscal year 1997 and the fourth quarter of 1996, respectively, as a result of the sale of the Napery Business to Mount Vernon Mills, Inc., and the Company's intent to exit the Apparel Business.
(j) Included in current assets are net assets of discontinued operations of $12,025,000 as of January 3, 1998 as set forth in the table below (in thousands):

                                                      NAPERY   APPAREL   TOTAL
                                                      -------  -------  -------
   Accounts receivable, net.......................... $   815  $ 4,300  $ 5,115
   Inventory.........................................       0    7,486    7,486
   Property, plant and equipment, net................   2,237    6,627    8,864
   Accounts payable and accrued liabilities..........  (1,684)  (4,700)  (6,384)
   Reserve for future claims.........................    (100)    (225)    (325)
   Reserve for future severance......................  (1,031)  (1,150)  (2,181)
   Reserve for future overhead costs.................    (200)    (350)    (550)
                                                      -------  -------  -------
                                                      $    37  $11,988  $12,025
                                                      =======  =======  =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

 General

  The Company is a leading domestic manufacturer and marketer of textile products, principally sheets, pillowcases and other bedding accessories for use in the home, hotels, hospitals, linen service companies and others serving the hospitality market. The Company also manufactures specially-treated engineered textile products used primarily in producing high-pressure hoses and conveyor belts. The Company's fiscal year ends on the Saturday nearest December 31. References herein to a "fiscal" year mean the Company's 52- or 53-week fiscal year, ending on the Saturday nearest December 31. Fiscal 1997 was a 53-week year.

  In connection with the completion of the Reorganization and the consummation of the Merger, the Company adopted fresh start reporting, effective as of September 28, 1996. As a result of Fresh Start reporting, periods subsequent to September 28, 1996 are reported separately in "Selected Financial Data." See the notes to the Financial Statements, in which the Plan and fresh start reporting are described in greater detail. As a result of the implementation of fresh start reporting, analysis and comparison to prior periods of the results of operations for all periods that include the period subsequent to September 28, 1996 are not meaningful. In addition, the Company completed the sale of the Terry Business on February 21, 1997. In connection therewith, the assets of the Terry Business have been classified as assets held for sale, effective September 28, 1996, and, therefore, the results of operations of the Terry Business are excluded from the Company's results of operations from and after such date. In December 1997, the Company completed the sale of the Napery Business and announced its intent to exit the Apparel Business, and as a result, the related net assets are classified as current assets under the caption "Net Assets of Discontinued Operations" and the results of operations for the Napery Business and the Apparel Business are classified as discontinued operations in the statements of operations.

  The following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and the notes thereto provided in Item 8.

RESULTS OF CONTINUING OPERATIONS
(in thousands)

 Fiscal 1997 Compared to Fiscal 1996 (Combined New Bibb and Old Bibb)

  Net sales for fiscal year 1997 were $248,836 compared to $326,329 for fiscal year 1996. The decrease was primarily attributable to sales for the Napery Business, Terry Business and Apparel Business of $80,723 included in fiscal year 1996, prior to Reorganization which were excluded for fiscal year 1997. Net sales for the three months ended January 3, 1998 were $59,243 compared to $63,937 for the three months ended December 28, 1996, a decrease of $4,694 or 7.3%. This decrease is due primarily to the absence of the Space Jam juvenile program rollout in 1997, such rollout significantly benefiting 1996.

  Gross profit for fiscal year 1997 was $26,216 compared to $29,353 for fiscal year 1996. Gross profit of $3,409 for the Napery Business, Terry Business and Apparel Business is included in fiscal year 1996, prior to Reorganization. Gross profit as percentage of net sales was 10.5% and 9.0% for fiscal years 1997 and 1996, respectively. This increase is attributable to a gross profit percentage of only 4.2% for the Napery Business, Terry Business and Apparel Business that is included in fiscal year 1996, prior to Reorganization. Gross profit percentage for the three months ended January 3, 1998 was 10.1% compared to 10.5% for the three months ended December 28, 1996.

  Selling and administrative expenses for fiscal year 1997 were $23,306 or 9.4% of net sales compared to $33,430 or 10.2% of net sales for fiscal year 1996. This decrease is due to the Company's commitment to reduce administrative expenses through aggressive cost-cutting programs during 1997 and decreases in professional fees associated with the Company's Reorganization in 1996. Selling and administrative expenses as a percentage of net sales were 11.5% for the three months ended January 3, 1998 compared to 11.6% for the three months ended December 28, 1996.

  Nonrecurring charges in the amount of $4,133 for fiscal year 1997, of which less than $500 represents future cash outlay, are detailed in the table below:

          DESCRIPTION                                                     AMOUNT
          -----------                                                     ------
   Loss provision on New York sublease................................... $1,050
   Impairment of closed facilities at Rockingham, NC and Abbeville, SC...    750
   Corporate severance due to reduction in operations....................    350
   Expenses of Terry Business subsequent to sale.........................  1,983
                                                                          ------
                                                                          $4,133
                                                                          ======

  Loss provision on the New York sublease is as a result of an agreement between the Company and a subleasee in which the Company leased the unused portion of their New York sales office at a rate below the Company's lease payment. The lease and sublease expires in December 2000.

  Operating loss for fiscal year 1997 was $1,223 compared to $6,070 for fiscal year 1996. The decrease is attributable to a $10,124 decrease in selling and administrative expenses. In addition, management fees of $1,993 are reflected in fiscal year 1996. However these gains are partially offset by the reduction of gross profit by $3,137 and nonrecurring charges recorded in 1997 of $4,133.

  Total interest expense for fiscal year 1997 was $4,743 compared to $17,075 for fiscal year 1996. Subordinated debt interest expense for fiscal year 1996 was $11,151 compared to $0 for fiscal year 1997, as a result of the extinguishment of all such subordinated debt in connection with the Reorganization completed in the third quarter of 1996.

  Loss from discontinued Napery Business in fiscal year 1997 was $2,494. This amount reflects the results from operations during 1997 for the Napery business.

  Loss from disposal of discontinued Napery Business in fiscal year 1997 was $2,832. This amount consists of the following:

          DESCRIPTION                                                    AMOUNT
          -----------                                                    ------
   Severance............................................................ $1,031
   Loss on sale of Napery inventory.....................................    716
   Write-down of closed Roanoke Rapids, North Carolina facility.........    700
   Other................................................................    385
                                                                         ------
                                                                         $2,832
                                                                         ======

  Loss from discontinued Apparel Business in fiscal year 1997 was $4,422. This amount reflects the results from operations during 1997 for the Apparel Business.

  Loss from disposal of discontinued Apparel Business in fiscal year 1997 was $11,200. This amount consists of the following:

          DESCRIPTION                                                   AMOUNT
          -----------                                                   -------
   Severance........................................................... $ 1,150
   Write-down of Apparel Business inventory............................   3,000
   Write-down of closed Columbus and Camellia, GA facilities...........   4,675
   Apparel Business operating losses during phase-out period...........   1,300
   Other...............................................................   1,075
                                                                        -------
                                                                        $11,200
                                                                        =======

  The Reorganization item "Professional fees and other expenses" for fiscal year 1996 represents a reclassification of expenses related to the Plan. The item "Adjust accounts to fair value" is associated with the implementation of fresh start reporting (See Note 1 to the Financial Statements and "Accounting for Restructuring").

  Extraordinary Gain of $111,650 for fiscal year 1996 resulted from the gain on the discharge of long-term debt as a result of the Reorganization, which represented forgiveness of principal and interest, reduced by the estimated fair value of the shares of Common Stock issued pursuant to the Plan.

  As a result of the above factors, net loss for fiscal year 1997 was $28,346 compared to net income of $95,671 for fiscal year 1996.

 Fiscal 1996 (Combined New Bibb and Old Bibb) Compared to Fiscal 1995

  Net sales for fiscal year 1996 were $326,329, compared to $389,998 for fiscal year 1995, a decrease of $63,669 or 16.3%. Sales were lower than the prior year principally due to (i) the Company's decision in 1995 to down-size the Terry Business and reduce sales of lower margin terry products which, through the first nine months of 1995, had accounted for approximately $13,000 in sales, (ii) the exclusion from fourth quarter 1996 sales of $30,219 in sales from the Napery Business, Terry Business, and Apparel Business as a result of the reclassification of those product groups, and (iii) the Company's decision to de-emphasize its marketing and sales of lower-margin commodity bedding, which had accounted for approximately $19,000 in net sales during 1995.

  Gross profit for fiscal year 1996 was $29,353 compared to $23,958 for fiscal year 1995, an increase of $5,395. Gross profit as a percentage of net sales increased to 9.0% for 1996 from 6.1% for the prior year. The increase in 1996 was principally attributable to a shift in product mix toward higher-margin products, consistent with the Company's decision to de-emphasize commodity bedding.

  Selling and administrative expenses for fiscal year 1996 were $33,430 compared to $36,130 for fiscal year 1995, a decrease of $2,700. As a percentage of net sales, selling and administrative expenses increased to 10.2% for 1996 from 9.3% for the prior year. The dollar decrease is attributable to the Company's downsizing of its sales force in connection with its decision to de-emphasize its marketing and sales of lower-margin commodity and bedding products, as well as the exclusion of the selling, general and administrative expenses attributable to the Napery Business, Terry Business and Apparel Business for the fourth quarter of 1996. The increase as a percentage of net sales is a function of lower overall sales against which such expenses are applied.

  Operating loss for fiscal year 1996 was $6,070, compared to a loss of $15,540 in fiscal year 1995, representing an improvement of $9,470. The improvement is primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses, as well as the termination of the Management Services Agreement with NTC as of the Effective Date.

  Total interest expense for fiscal year 1996 was $17,075 compared to $27,926 in fiscal year 1995, primarily as a result of the extinguishment of the long-term debt in the third quarter of 1996 as part of the Reorganization.

  The gain on sale of investments of $3,949 for fiscal year 1996, resulted from the sale by the Company of shares of stock of Woods' parent as part of the latter company's initial public offering during the first quarter of 1996.

  The Reorganization item "Professional fees and other expenses" represents a reclassification of expenses related to the Plan. The item "Adjust accounts to fair value" is associated with the implementation of fresh start reporting (See Note 1 to the Financial Statements and "Accounting for Restructuring").

  Extraordinary Gain of $111,650 for fiscal year 1996 resulted from the gain on the discharge of long-term debt as a result of the Reorganization, which represented forgiveness of principal and interest, reduced by the estimated fair value of the shares of Common Stock issued pursuant to the Plan.

  As a result of the above factors, net income increased from a net loss of $47,591 in fiscal year 1995 to net income of $95,671 for fiscal year 1996, an increase of $143,262.

INFLATION

  The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

  General. Net cash provided by operating activities was $30 million in fiscal year 1997 compared to net cash used in operating activities of $42 million for fiscal year 1996 for combined New Bibb and Old Bibb. The increase in cash flow during 1997 is primarily due to the sale of assets related to the Terry Business in the first quarter of 1997 of $37 million and a increase in accounts receivable in fiscal year 1996 due to the Company's repurchase of receivables in the amount of $50 million. Prior to the Reorganization, the Company's principal sources of funds were cash flow from operations, borrowings under various debt agreements and the repayment and sale of certain securities of Woods and its parent corporation, which were former affiliates of the Company.

  Net cash used in investing activities was $23 million in fiscal year 1997 compared to net cash provided by investing activities of $6 million in fiscal year 1996. The decrease in cash flow during 1997 is primarily the result of increased spending in connection with the Company's commitment to the modernization of its facilities during fiscal year 1997. Capital expenditures were $28 million in 1997 compared to $5 million in 1996.

   Net cash used in financing activities was $10 million in fiscal year 1997 compared to net cash provided by financing activities of $39 million in fiscal year 1996. The decrease in cash flow during 1997 is primarily attributable to payments to reduce indebtedness under the New Credit Agreement, as amended, as a result of the sale of the Terry Business, partially offset by borrowings under capital lease obligations.

  Following the Reorganization, the Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and borrowings under the New Credit Agreement. In addition, in February 1997, the Company sold the Terry Business for approximately $38.8 million. The Company received approximately $37 million in net cash proceeds from that sale, all of which was used to repay outstanding indebtedness. The Company determined that a sale of the Terry Business, at a favorable price, was consistent with its approach to de-emphasize its presence in commodity textiles. In December 1997, the Company sold the Napery Business and related inventory for approximately $3.8 million, all of which was used to repay outstanding indebtedness.

  As part of the amended New Credit Agreement, the Company is entitled to borrow up to a maximum of approximately $81.3 million principal amount subject to borrowing base availability and applicable revolving loan reserves. See "Item 1. Business--Corporate History--The New Credit Agreement."

  As of January 3, 1998, the Company had approximately $73 million in borrowings outstanding under the New Credit Agreement. Of the outstanding borrowings, approximately $3.6 million are due during the twelve months ending January 3, 1999. As a result of the Company's sale of the Terry Business, the Company entered into an amendment to the New Credit Agreement on April 25, 1997 which provides for (i) an increase of the Supplemental Capital Expenditures Allowance, as defined therein, from $6 million to $16 million,
(ii) a release of the $10 million term loan reserve, (iii) an adjustment in the formula used to determine the interest rate of the Eurodollar Rate loans, and (iv) changes in the formulas used in determining loan covenant compliance. Effective November 1, 1997, the Company amended the New Credit Agreement as follows: (i) deletion of the after-tax fixed charge coverage ratio and EBITDA covenant requirements, (ii) modification of the tangible net worth covenant to provide for minimum tangible net worth of not less than $70,000,000 at all times (iii) decrease of the interest rate, (iv) reduction of the revolving loan limit to $75,000,000 and, (v) elimination of the supplemental capital expenditure reserve. Effective March 6, 1998, the Company amended the New Credit Agreement as follows: (i) increase of the term loan to $21.3 million,
(ii) extension of the renewal date from September 16, 1999 to November 1, 2000, (iii) reduction of the tangible net worth covenant from a minimum of $70 million to a minimum of $50 million, (iv) reduction of the prepayment fees for replacing the credit agreement after September 16, 1998, from $575,000 to $300,000, (v) reduction of the revolving loan limit to $60 million,
(vi) consents to the sale of certain previously closed facilities.

  In 1991, industrial development revenue bonds (the "IRBs") were issued and sold to refinance the purchase of certain of the Company's plants. These IRBs were backed by letters of credit for which the Company was obligated in the amount of approximately $11 million. The Company repaid one of the IRBs in December 1996, in an aggregate amount of $8 million, and repaid the remaining IRB in February 1997, in an aggregate amount of approximately $3 million. The Company does not have any other outstanding IRB obligations.

  Liquidity. The Company experiences significant fluctuations in its working capital requirements primarily associated with its retail customers' late summer and fall inventory purchasing. The Company's primary ongoing cash requirements will be to fund debt service, make capital expenditures and finance working capital. The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the New Credit Agreement and operating leases, to meet anticipated working capital and capital expenditure requirements as well as debt service requirements under the New Credit Agreement, at least until September 1999, the scheduled maturity of the New Credit Agreement. As of March 9, 1998, the Company had the ability to borrow an additional $6 million for general operating requirements under the revolver associated with the New Credit Agreement. The Company has available lease financing facilities of approximately $7 million.

  Capital Expenditures. The Company has made and expects to make in the future, significant capital expenditures to modernize its facilities and reduce operating costs. Capital expenditures were $28 million in fiscal year 1997 and are budgeted to be approximately $19 million in 1998. The Company's ability to draw advances under the New Credit Agreement for the purpose of funding capital expenditures, remains subject to compliance with the terms and conditions of the New Credit Agreement (including its borrowing base requirements).

  Environmental Contingencies. The Company is involved in certain proceedings governed by environmental laws and regulations, including a proceeding under CERCLA in which the Company has been named as one of approximately 180 third-party defendants in connection with litigation relating to the Keystone Sanitary Landfill (located in Adams County, Pennsylvania), a federal Superfund matter. See "Item 1. Business-- Environmental and OSHA Considerations."

  The Company has not accrued any material environmental liabilities as of January 3, 1998, due to management's assessment that the likelihood that the on-going proceedings would have a material adverse outcome is remote. However, the Company has budgeted and expects to incur approximately $1.2 million in environmental capital expenditures in fiscal year 1998, for the continuing construction of new wastewater treatment facilities at the Brookneal plant in order to comply with a Special Order on Consent with the Virginia Water Control Board. See "Item 1. Business--Environmental and OSHA Considerations."

YEAR 2000

  The Company is currently in the process of performing a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing data information as the year 2000 approaches and is reached. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. To date, the expense of upgrading product applications to be Year 2000 compliant has not been material. Moreover, the Company does not anticipate any material disruption in its operations as result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

FORWARD-LOOKING STATEMENTS

  A number of the matters and subject areas discussed in "Item 1. Business" and in "Item 2. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's textile business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in "Item 1. Business" and in "Item 2. Financial Information-- Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, general economic conditions in the markets in which the Company operates, the ability to achieve further market penetration and additional customers, the cost of raw materials, particularly cotton, and other risks and uncertainties associated with the textile industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements are filed with this report commencing on page F-1:

                                                                            PAGE
                                                                            ----
   Report of Independent Public Accountants................................  F-2
   Balance Sheets..........................................................  F-3
   Statements of Operations                                                  F-4
   Statements of Stockholders' Equity......................................  F-5
   Statements of Cash Flows................................................  F-6
   Notes to Financial Statements                                             F-7
   Financial Statement Schedule II--Valuation and Qualifying Accounts...... F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of February 28, 1998.

        NAME               AGE POSITION
        ----               --- --------
                               Chairman, President, Chief Executive Officer and
   Michael L. Fulbright...  48 Director
                               Vice-President, Chief Financial Officer and
   Charles R. Tutterow....  32 Secretary
                               Vice-President of Human Resources and Assistant
   L. C. Brown............  48 Secretary
   Jeanne M. Cumiskey.....  40 President, Apparel Fabrics Division
   Robert E. Major........  55 President, Engineered Products Division
   C. Scott Bartlett, Jr..  65 Director
   Marvin B. Crow.........  65 Director
   Stewart M. Kasen.......  58 Director
   George A. Poole, Jr....  66 Director
   James A. Williams......  55 Director
   Irwin N. Gold..........  41 Director

  The principal occupations and positions for the past five years, and in certain cases prior years, of each of such directors and executive officers of the Company are as follows:

  Michael L. Fulbright has been the President and Chief Executive Officer of the Company since August 1996, Director since September 1996 and Chairman since December 1997. Prior to coming to the Company, Mr. Fulbright was the President of the Denim Division of Cone Mills, Inc. from December 1994 until August 1996. From August 1992 through November 1994 Mr. Fulbright was President of the Greige Manufacturing Division of Springs Industries, Inc., where he also served as the President of Wamsutta/Pacific Home Products Division from January 1990 through August 1992. Mr. Fulbright is also Director of JPS Textile Group, Inc. since November 1997.

  Charles R. Tutterow was appointed Chief Financial Officer of the Company in February 1998, and was elected to serve as Secretary in December 1997. Since joining the Company in January 1997, Mr. Tutterow has served as the Director and Vice-President of Strategic Planning. Prior to joining the Company, Mr. Tutterow was Controller of the Denim Division of Cone Mills, Inc. from December 1994 to January 1997. Mr. Tutterow was Manager of Financial Administration with Kayser-Roth Corporation from 1991-1994, and was a financial consultant with Deloitte & Touche LLP from 1989-1991.

  L. C. Brown has been the Vice-President of Human Resources of the Company since June 1997. Before joining the Company, Mr. Brown was Director of Human Resources with the M. A. Hanna Company from June 1995 through May 1997. He served as Vice-President of Human Resources with The New Cherokee Corporation from May 1993 until January 1995. Prior to being a founding partner in the firm of West & Brown Associates, a company that specialized in providing consulting and training services in quality and human resources management, he spent 19 years in various human resources positions with Milliken & Company and Springs Industries.

  Jeanne M. Cumiskey, President of the Apparel Fabrics Division since August 1997, was formerly Vice-President of Global Marketing and Product Development for Cone Denim, a division of Cone Mills, Inc., serving in that position from April 1991 to July 1997. Prior to joining Cone Mills, Ms. Cumiskey was Merchandise Manager at Swift Spinning Mills, Inc. and Swift Denim, Inc. from August 1985 to September 1987 and October 1987 to March 1991, respectively.

  Robert E. Major has been with the Company since 1973. Mr. Major has been President of the Engineered Products Division since 1987. Prior to joining the Company, he was employed by Goodyear Tire and Rubber Company of Akron, Ohio.

  C. Scott Bartlett, Jr. has been a Director since September 1996. Since 1990 Mr. Bartlett has been a self-employed consultant specializing in advising financial institutions in the areas of credit policy, loan approval and loan workout. Mr. Bartlett is also a director of Harvard Industries, Inc., NVR Incorporated, and Janus American Group, Inc. Mr. Bartlett is a member of the Audit Committee.

  Marvin B. Crow has been a Director since September 1996. Since 1989 Mr. Crow has served as President of KBO Enterprises, Inc. Mr. Crow is also a management consultant and serves as a director of Dyersburg Corporation, Ithaca Industries, Ameritex Yarn Corporation, and National Spinning Company, Inc. Mr. Crow is a member of the Audit Committee.

  Stewart M. Kasen has been a Director since September 1996. Mr. Kasen was the Chief Executive Officer of Best Products Co., Inc., which filed for federal bankruptcy protection in September 1996, from June 1991 to May 1996. Mr. Kasen is also chairman and a director of Factory Card Outlet Corporation. In addition, Mr. Kasen is a director of K2 Inc., O'Sullivan Industries Holdings Inc., Elder-Beerman Stores Corporation and Markel Corporation. Mr. Kasen is a member of the Compensation Committee.

  George A. Poole, Jr. has been a Director since September 1996. Mr. Poole has been a private investor for more than five years and also serves as a director of Anacomp, Inc. and U.S. Home Corporation. Mr. Poole is a member of the Compensation Committee.

  James A. Williams has been a Director since September 1996. Mr. Williams has been the President and Chief Executive Officer of Great American Knitting Mills, Inc., a division of Biderman Industries, U.S.A., both of which filed for federal bankruptcy protection in July 1995. Mr. Williams presently serves on the board of directors of Ithaca Industries and Maidenform Worldwide, Inc. where he serves as Chairman of the Board. Mr. Williams also serves on professional boards of the National Association of Hosiery Manufacturers and The Fashion Association. Mr. Williams is a member of the Audit Committee.

  Irwin N. Gold has been a Director since September 1996. Mr. Gold has been the Managing Director and Co-Head of the Financial Restructuring Group of Houlihan Lokey Howard & Zukin, Inc. for more than five years. Mr. Gold is also a director of Cole National Corporation and Advantica Restaurant Group, Inc. See "Item 13. Certain Relationships and Related Transactions." Mr. Gold is a member of the Compensation Committee.

  Directors and executive officers are elected annually and hold office until their successors are elected and qualified. Pursuant to the Restructuring Agreement and as part of the Reorganization, the Board of Directors was reconstituted with individuals who were originally designated by the Steering Committee. There are, however, no continuing arrangements or understandings with respect to the designation of such Directors, except that the Restructuring Agreement provided that Mr. Thomas C. Foley was entitled to serve as a non-voting member of the Board of Directors for a period of one year from the Effective Date. Mr. Foley resigned his position as a non-voting member of the Board of Directors in May 1997. Prior to the Reorganization, Mr. Thomas C. Foley served as Chief Executive Officer and Chairman of the Board of Directors of the Old Bibb until August 1996. There are no family relationships between any of the executive officers and directors of the Company. See "Item
13. Certain Relationships and Related Transactions."

ITEM 11. EXECUTIVE COMPENSATION

  The following Summary Compensation Table sets forth, for the Company's fiscal years ending January 3, 1998, December 28, 1996, and December 30, 1995, certain information regarding the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief

Executive Officer and to each of the Company's most highly compensated executive officers (the "Named Officers") whose salary and bonus exceeded $100,000 for fiscal year 1997:

                          SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                              -----------------------------------------------------------------------
                                                                     LONG TERM COMPENSATION AWARDS
                                                                   ----------------------------------
          (A)            (B)     (C)          (D)         (E)            (G)              (I)
                                                      OTHER ANNUAL   SECURITIES
NAME AND PRINCIPAL                                    COMPENSATION   UNDERLYING        ALL OTHER
POSITION                 YEAR SALARY($)   BONUS($)(2)    ($)(5)    OPTIONS/SARS(#) COMPENSATION($)(3)
------------------       ---- ---------   ----------- ------------ --------------- ------------------ ---
Michael L. Fulbright.... 1997  579,300(1)       --      135,229        100,000           5,301
 Chairman, President     1996  152,535(4)   125,000      17,574        200,000           1,763
 and Chief Executive
 Officer
Charles R. Tutterow..... 1997  129,161       10,000      16,769         30,000             400
 Vice President, Chief
 Financial Officer and
 Secretary
L. C. Brown............. 1997   69,361(6)       --        5,571         10,000             873
 Vice President, Human
 Resources
Jeanne Cumiskey......... 1997   69,063(6)       --        6,563         10,000             --
 President, Apparel
 Fabrics Division
Robert E. Major......... 1997  170,000       77,500         --          25,000           3,385
 President, Engineered   1996  160,000       25,000         --             --            3,283
 Products Division       1995  150,625       11,600         --             --            3,100

--------
(1) The amount shown includes compensation earned in the given fiscal year and deferred by the named executive officer pursuant to the Company's Executive Deferred Compensation Plan (described below). The amount also includes amounts paid by the Company for relocation expenses including those associated with the sale of the named executive's Greensboro, North Carolina home, temporary living expenses, expenses associated with the purchase of Atlanta, Georgia home, and other relocation expenses.
(2) The amounts shown represent bonuses earned in the given fiscal year pursuant to Old Bibb's bonus plan or discretionary bonuses awarded by the Board of Directors.
(3)The amounts shown represent life insurance premium payments by the Company.
(4) Reflects compensation for the period after Mr. Fulbright joined the Company in August 1996. Pursuant to an Employment Agreement, Mr. Fulbright's annual compensation consists of an initial base salary of $400,000 plus reimbursement of certain expenses. See "--Employment Agreements; Termination Provisions."
(5) The amounts shown represent taxes paid by the Company, in connection with relocation expenses.
(6) Reflects compensation for the period after Mr. Tutterow, Mr. Brown and Ms. Cumiskey joined the Company in January 1997, June 1997 and August 1997, respectively.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            INDIVIDUAL GRANTS POTENTIAL REALIZABLE
                         ---------------------------------------------
                                                                        VALUE AT ASSUMED
                                                                         ANNUAL RATES OF
                          NUMBER OF    % OF TOTAL                          STOCK PRICE
                          SECURITIES  OPTIONS/SARS EXERCISE             APPRECIATION FOR
                          UNDERLYING   GRANTED TO  OR BASE                 OPTION TERM
                         OPTIONS/SARS EMPLOYEES IN  PRICE   EXPIRATION -------------------
          NAME           GRANTED (#)  FISCAL YEAR   ($/SH)     DATE     5% ($)   10% ($)
          ----           ------------ ------------ -------- ---------- -------- ----------
Michael L. Fulbright....   100,000         23%      $7.25    09/30/07  $455,948 $1,155,463
Charles R. Tutterow.....    10,000          2%       7.25    09/30/07    45,595    115,546
Charles R. Tutterow.....    20,000          5%       6.81    12/08/07    85,656    217,068
L. C. Brown.............    10,000          2%       7.25    09/30/07    45,595    115,546
Jeanne M. Cumiskey......    10,000          2%       7.25    09/30/07    45,595    115,546
Robert E. Major.........    25,000          6%       7.25    09/30/07   113,987    288,865

            AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR END
                         AND FY-END OPTION/SAR VALUES

                          SHARES              NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                         ACQUIRED  VALUE     UNDERLYING UNEXERCISED          IN-THE-MONEY
                            ON    REALIZED OPTIONS/SARS AT FY-END (#) OPTIONS/SARS AT FY-END ($)
          NAME           EXERCISE   ($)    EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
          ----           -------- -------- -------------------------- --------------------------
Michael L. Fulbright....    --       --            0/300,000                  0/375,000
Charles R. Tutterow.....    --       --             0/30,000                   0/46,300
L. C. Brown.............    --       --             0/10,000                   0/12,500
Jeanne M. Cumiskey......    --       --             0/10,000                   0/12,500
Robert E. Major.........    --       --             0/25,000                   0/31,250

DEFERRED COMPENSATION PLAN

  Since January 1, 1983, the Company has provided to eligible executives the opportunity of deferring compensation pursuant to the terms of an Executive Deferred Compensation Plan. As of January 3, 1998, the Company owed approximately $2,395,000 to participants under such plan.

EMPLOYMENT AGREEMENTS; TERMINATION PROVISIONS

  The Company entered into an employment agreement with Michael L. Fulbright in August, 1996, (as subsequently modified, the "Employment Agreement"), pursuant to which he was appointed President and Chief Executive Officer. The Employment Agreement provides for an initial base salary of $400,000 and reimbursement of certain expenses. His base salary will be increased to $425,000 after the first year and $450,000 after the second. Mr. Fulbright is also entitled to an annual bonus of between 50% and 100% of his base salary, based upon specified performance, with a guaranteed cash bonus of at least 33% of his base salary in the first year, and certain stock options. In addition, Mr. Fulbright is entitled to a $125,000 signing bonus, the purchase by the Company of his Greensboro, North Carolina residence, and certain additional relocation expenses. The Employment Agreement is for an initial term of three years, with automatic one year renewals thereafter unless otherwise terminated.

  Pursuant to the terms of the Employment Agreement, the Company agreed to grant to Mr. Fulbright options (the "Options") to acquire the Company's shares of Common Stock as follows: (A) the Options would apply to an amount of shares of Common Stock equal to 2% of the Company's Common Stock as of the date of grant calculated on a fully-diluted basis; (B) the exercise price of the Options would be based upon a $100 million aggregate valuation on all of the Company's shares of Common Stock calculated on a fully-diluted basis;
(C) shares of Common Stock subject to the Options would vest ratably on the first, second and third anniversary of the date of grant during the employment period, provided that, in the event of a "Change in Control" or in the event of a termination of the Employment Period (other than by the Company for "Cause" or by Mr. Fulbright without "Good Reason"), all shares of Common Stock subject to the Option would vest immediately; and (D) the Options would be exercisable commencing immediately upon vesting and ending on the fifth year after the grant of the Options. Options were subsequently granted for an aggregate of 200,000 shares of Common Stock, vesting in three annual increments, at an exercise price of $7.10 per share. Effective September 30, 1997, options were also granted for the purchase of 100,000 shares of Common Stock in accordance with the 1997 Omnibus Stock Incentive Plan (see below).

  Effective January 1, 1998, the Company entered into agreements with the Named Officers and key employees, as determined by the compensation committee. These agreements provide certain lump sum payments as determined by the compensation committee to the employee in the event of termination of employment on the initiative of the Company for any reason other than for "Cause" or by the employee with "Good Reason" or within six months following change of control, as defined.

STOCK INCENTIVE PLAN

  Effective July 1, 1997, the Company entered in the 1997 Omnibus Stock Incentive Plan (the "Stock Plan") with its officers and key employees, as defined, that provides for, as defined, option rights, appreciation rights, performance shares, performance units or other stock-based awards in accordance with the Stock Plan. In accordance with the Stock Plan, 1,000,000 shares were made available, subject to adjustments as noted in the agreement. Pursuant to the Stock Plan, effective September 30, 1997, options for the purchase of the Company's Common Stock were issued to officers and key employees at an option price equal to the market value per share, as defined, at the time of the grant. These options expire ten years from the grant date, as defined, and vest ratably over a three-year period (July 1, 1998, July 1, 1999 and July 1, 2000). Approximately 442,000 options for the purchase of Common Stock under the Stock Plan are outstanding as of February 28, 1998.

COMPENSATION OF DIRECTORS

  Each director who is not an employee of the Company is paid $24,000 annually for his services as a director, and $1,000 for attendance at each committee meeting which does not occur in conjunction with a directors meeting and is reimbursed for reasonable travel expenses for each such meeting he attends.

  Effective July 1, 1997, the Company established a Nonemployee Director Stock Plan ("Nonemployee Director Stock Plan"). Pursuant to the Nonemployee Director Stock Plan, the maximum number of shares paid out shall be 250,000 shares, unless otherwise determined by the board of directors. Under the plan, the Company granted options for the purchase of 20,000 shares of the Company's Common Stock to Nonemployee directors of the Company, effective September 30, 1997. These options have an exercise price of $7.25. The options shall become vested at the rate of 6,666 shares on July 1, 1998, 6,666 shares on July 1, 1999, and 6,668 shares on July 1, 2000, provided, however, that upon death, disability, as defined, or change in control, as defined, all of the options will vest immediately. Each nonemployee director shall receive options for the purchase of 5,000 shares of Common Stock, effective the day following the annual shareholders' meeting, beginning fiscal year 2000. Also under the Nonemployee Director Stock Plan, each new nonemployee director, as defined, shall receive an award of options for the purchase of 10,000 shares. These options vest 100% upon the first anniversary of the grant date, or earlier upon a change in control, as defined. There were options for the purchase of 120,000 shares granted to nonemployee directors during fiscal year 1997 .

COMPENSATION COMMITTEE

  The Board of Directors has designated Messrs. Kasen, Gold, Poole to serve as the members of the compensation committee. Mr. Kasen serves as chairman of the compensation committee.

Report of the Compensation Committee on Executive Compensation

  The Compensation Committee of the Board of Directors has established salary and bonus levels for the executive officers of the Company, including the President and Chief Executive Officer, based on a combination of financial performance and subjective criteria. With respect to salary levels, such levels were set subsequent to the Committee's determination of the executive officers' contribution, progress, and development. Bonuses were based on attaining pre-established levels of earnings before interest, taxes, depreciation, and amortization and subjective criteria.
                                          Stewart M. Kasen, Chairman
                                          Irwin N. Gold
                                          George A. Poole, Jr.

PERFORMANCE GRAPH

  Set forth below is a graph comparing the percentage change in the cumulative total return of the Company's Common Stock against the cumulative total return of the Russell 2000 Index and the Media General Index 561 for the period from October 3, 1997 to December 31, 1997. It assumes that the value of the investment in Common Stock and in each index was $100.00 and that all dividends were reinvested.





       COMPARISON OF FIVE YEAR CUMULATIVE RETURNS AMONG
THE BIBB COMPANY, RUSSELL 2000 INDEX AND MEDIA GENERAL INDEX 561

   Measurement Period         Measurement Pt -
   (Fiscal Year Covered)        FYE 10/3/97     FYE 12/31/97
   ---------------------      ---------------   ------------
   THE BIBB COMPANY           $100              $108
   RUSSELL 2000               $100              $ 97
   MEDIA GENERAL INDEX 561    $100              $ 96


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table following sets forth information regarding the beneficial ownership (as such term is defined under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), of the Company's Common Stock as of March 16, 1998, except where noted, by (i) each of the Company's directors or Named Officers, (ii) all directors and officers as a group and (iii) each person who is known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock (based upon the Common Stock issued in the Reorganization). Except as noted below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, other than shares deemed to be beneficially owned by them.

                           SHARES BENEFICIALLY OWNED

                                                               NUMBER OF
   NAME AND ADDRESS OF BENEFICIAL OWNER                         SHARES   PERCENT
   ------------------------------------                        --------- -------
   Merrill Lynch & Co., Inc.(2)............................... 2,404,485  23.9%
    250 Vesey Street, North Tower
    New York, NY 10281
   Franklin Custodian Funds, Inc.,............................ 2,097,122  20.8
    Income Fund (2)
    777 Mariners Island Blvd.
    San Mateo, CA 94404
   Penn Capital Management Company, Inc....................... 1,315,572  13.1
    52 Haddonfield Berlin Road
    Suite 1000
    Cherry Hill, NJ 08034
   Buford H. Ortale and Related Entities...................... 1,081,666  10.8
    104 Woodmont Boulevard
    Suite 200
    Nashville, Tennessee 37205
   Romulus Holdings, Inc. and Related Entities................   695,796   6.9
    25 Coligni Avenue
    New Rochelle, NY 10801
   Michael L. Fulbright.......................................    17,000     *
   Charles R. Tutterow........................................         0     0
   L.C. Brown.................................................         0     0
   Jeanne Cumiskey............................................         0     0
   Robert E. Major............................................         0     0
   C. Scott Bartlett, Jr......................................     1,000     *
   Marvin B. Crow.............................................         0     0
   Stewart M. Kasen...........................................     5,000     *
   George Poole, Jr...........................................         0     0
   James A. Williams..........................................         0     0
   Irwin N. Gold(3)...........................................    20,305     *
   All directors and officers as a group (11 persons).........    43,305     *

--------
 *  denotes less than 1%
(1) Includes 2,073,779 shares beneficially owned by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co.") and 330,706 shares beneficially owned by the Merrill Lynch Phoenix Fund, Inc. ("Phoenix Fund"). Phoenix Fund is an investment company registered under the Investment Company Act of 1940, the investment adviser of which is a limited partnership of which the general partner is an indirect, wholly owned subsidiary of ML&Co. ML&Co. disclaims beneficial ownership of the shares owned by MLPF&S and Phoenix Fund. MLPF&S disclaims beneficial ownership of any shares of which ML&Co. or Phoenix Fund may be deemed to be beneficial owners. Phoenix Fund disclaims beneficial ownership of any shares of which ML&Co. or MLPF&S may be deemed to be beneficial owners.
(2) Excludes 419,424 shares of Common Stock owned by Franklin ValueMark Funds, Income Securities Fund, as to which shares Franklin Custodian Funds, Inc., Income Series, disclaims beneficial ownership. The share information was obtained from Schedule 13(d) filed with the Securities and Exchange Commission dated January 26, 1998.
(3) Irwin N. Gold may be deemed to be the beneficial owner of 17,791 shares of Common Stock held of record by Houlihan Lokey Howard & Zukin ("Houlihan Lokey") with respect to which Mr. Gold has been granted an undivided interest. Mr. Gold is a managing director of Houlihan Lokey and may be deemed to be the beneficial owner of an additional 2,514 shares of Common Stock held of record by Houlihan Lokey to the extent of Mr. Gold's pecuniary interest therein. Houlihan Lokey retains sole voting and dispositive power with respect to all such shares of Common Stock beneficially owned by Mr. Gold.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RESTRUCTURING AGREEMENT

  The Restructuring Agreement includes the following provisions and covenants:

 Co-Sale

  Each of Franklin Custodian Fund, Income Series, and Franklin Value Mark Funds, Income Securities Fund (collectively referred to as the "Franklin Holder") agreed that, in the event any such Franklin Holder grants to any other member of the Steering Committee (which would include Merrill Lynch, Pierce, Fenner & Smith Inc., Showa Leasing (U.S.A.) Inc. and Romulus Holdings, Inc. and certain of its affiliates) any "co-sale," "tag-along" or other similar right or other opportunity to sell such other member of the Steering Committee's equity securities of the Company (or any securities or other property exchanged therefor) on substantially the same terms and conditions as any Franklin Holder may sell, each such Franklin Holder shall grant the same right or other opportunity to each former holder of Old Common Stock as of February 1, 1996, with respect to equity securities of the Company (or any securities or other property exchanged therefor).

 Non-Voting Director

  For a period through and including one year after the effective date of the Merger, the Company and the members of the Steering Committee have agreed as follows: (i) Mr. Foley shall be a member of the board of directors of the Company with full opportunity to attend, participate in and be heard at all meetings of the board of directors, whether regular, special, telephonic or otherwise; provided, however, that Mr. Foley shall have no vote as a member of the board of directors, nor shall he receive any fee for his service on the board of directors; (ii) the Company shall provide Mr. Foley with as much advance notice of all meetings as is provided to any other director; (iii) the Company shall provide Mr. Foley with all other information with respect to such meetings as is provided to members of the board of directors at the same time as so provided to such persons; and (iv) the Company shall provide Mr. Foley with advance notice of, and an opportunity to be heard with respect to, any action contemplated to be taken by written consent of its board of directors in lieu of a meeting thereof and, as soon as reasonably practicable thereafter, shall notify Mr. Foley of any action so taken. Mr. Foley resigned his position as a non-voting member of the Board of Directors in May 1997.

FINANCIAL ADVISORY SERVICES

  The Steering Committee, with the Company's consent, engaged Houlihan Lokey at the Company's expense, to act as the Steering Committee's financial advisor in connection with the Reorganization and to provide certain services to the Company in connection with the Reorganization. Pursuant to an Agreement between the Company and Houlihan Lokey, Houlihan Lokey received $390,000 during 1995, for services performed on behalf of the Steering Committee, plus the reimbursement of reasonable and documented out-of-pocket expenses incurred by Houlihan Lokey in connection therewith. In addition, the Company agreed to pay Houlihan Lokey a fee, payable in shares of Common Stock, equal to seventy-five basis points (0.75%) of the aggregate value of the Common Stock issued to the holders of the Old Subordinated Notes pursuant to the Plan, based upon a specified calculated value of the Company. The number of shares of Common Stock to be issued was to be based on the average closing trading price of the Common Stock for the 20 days prior to October 15, 1996. On December 31, 1996, the Company issued an aggregate of 75,163 shares of Common Stock, calculated on the basis of $7.10 per share, to Houlihan Lokey in full payment of such fee. Irwin N. Gold, who was appointed a Director of the Company in September 1996, is a Managing Director of Houlihan Lokey.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) List of Financial Statements.

  An Index to Financial Statements appears at Page F-1 hereof.

  (b) No reports on Form 8-K were filed for the fourth quarter ended January 3, 1998.

  (c) The following financial statement schedule is filed as part of this report on page F-21:

    Schedule II--Valuation and Qualifying Accounts

    Supplemental schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the information is included in the notes to the financial statements.

  (d) Exhibits Index follows:

    EXHIBIT
      NO.     DESCRIPTION OF EXHIBIT
    -------   ----------------------
    2(a)**    Plan of Reorganization of The Bibb Company.
    2(b)**    Restructuring Agreement dated as of February 1, 1996, as amended, among The Bibb Company and each of the specified holders of 13
              7/8% Senior Subordinated Notes Due 1999 and 14% Senior
              Subordinated Notes Due 1999 of The Bibb Company and NTC Group,
              Inc.
    3(a)**    Restated Certificate of Incorporation of The Bibb Company,
              (Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q for the quarterly period ended October 4, 1997. File
              No. 0-21661)
    3(b)**    Bylaws of The Bibb Company, as amended.
    4(a)***   Certificate of Designation of Series A Junior Participating
              Preferred Stock of The Bibb Company.
   10(a)**    Loan and Security Agreement dated as of September 12, 1996 by and among The Bibb Company and Congress Financial Corporation
              (Southern), as agent, and the lenders parties thereto.
   10(b)**    Amendment No. 1 to the Loan and Security Agreement, dated October
              31, 1996.
   10(c)**    Amendment No. 2 to the Loan and Security Agreement, dated April
              25, 1997.
   10(d)***   Amendment No. 3 to Loan and Security Agreement, dated November
              11, 1997.
   10(e)++    Amendment No. 4 to the Loan and Security Agreement, dated March
              6, 1998.
   10(f)(*)** Management Services Agreement dated as of April 1, 1989 between
              The Bibb Company and NTC Group, Inc.
   10(g)(*)** The Bibb Company Executives Deferred Compensation Plan originally effective January 1, 1983, and as revised through January 1,
              1992.
   10(h)**    Agreement between TB Woods Incorporated and The Bibb Company dated as of July 3, 1996.
   10(i)(*)** Employment Agreement between The Bibb Company and Michael L.
              Fulbright dated as of August 26, 1996, and Amendment to
              Employment Agreement dated April 1, 1997.
   10(j)**    Asset Purchase Agreement between The Bibb Company and WestPoint
              Stevens Inc. dated as of February 13, 1997.
   10(k)(*)** Non-Qualified Stock Option Agreement, dated as of September 27,
              1996, between Michael L. Fulbright and The Bibb Company.
   10(l)*++   1997 Omnibus Stock Incentive Plan.
   10(m)*++   Nonemployee Director Stock Plan.
   10(n)*++   Severance and Change in Control Policies for Executive Officers.
   10(o)*++   Severance Policy for Key Management.
   10(p)      Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A
              thereto, a Form of Right Certificate as Exhibit B thereto and a
              Summary of Rights to Purchase Preferred Stock as Exhibit C
              thereto (Incorporated by reference to the Company's Registration
              Statement on Form
              8-A, as amended, dated October 15, 1997, File No. 0-21661).
   27++       Financial Data Schedule.

--------
  ++ Filed herewith.
  * Identifies each exhibit that is a management contract or compensatory plan or arrangement required to be included as an exhibit hereto.
 ** Incorporated by reference to the Company's Registration Statement on Form
   10, as amended,  File No. 0-21661.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended October 4, 1997, File No. 0-21661.

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, The Bibb Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE BIBB COMPANY

                                             /s/ Michael L. Fulbright
                                       ---------------------------------------
                                                BY: MICHAEL L. FULBRIGHT
                                          CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER

                                             /s/ Charles R. Tutterow
                                       ---------------------------------------
                                                BY: CHARLES R. TUTTEROW
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                                        OFFICER,
                                                     SECRETARY, AND
                                              PRINCIPAL ACCOUNTING OFFICER


  Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


            SIGNATURE                          TITLE                       DATE
            ---------                          -----                       ----
   /s/ Michael L. Fulbright        Chairman of the Board,             March 30, 1998
_________________________________   President and Chief
      MICHAEL L. FULBRIGHT          Executive Officer
   /s/ Charles R. Tutterow         Vice President--Chief              March 30, 1998
_________________________________   Financial Officer and
       CHARLES R. TUTTEROW          Secretary
  /s/ C. Scott Bartlett, Jr.       Director                           March 30, 1998
_________________________________
     C. SCOTT BARTLETT, JR.
     /s/ Marvin B. Crow            Director                           March 30, 1998
_________________________________
         MARVIN B. CROW
     /s/ Stewart M. Kasen          Director                           March 30, 1998
_________________________________
        STEWART M. KASEN
   /s/ George A. Poole, Jr.        Director                           March 30, 1998
_________________________________
      GEORGE A. POOLE, JR.
    /s/ James A. Williams          Director                           March 30, 1998
_________________________________
        JAMES A. WILLIAMs
      /s/ Irwin N. Gold            Director                           March 30, 1998
_________________________________
          IRWIN N. GOLD

                                THE BIBB COMPANY

                       FINANCIAL STATEMENTS AND SCHEDULE
                   AS OF JANUARY 3, 1998, DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995
                         TOGETHER WITH AUDITORS' REPORT

                               THE BIBB COMPANY

                       FINANCIAL STATEMENTS AND SCHEDULE

                      JANUARY 3, 1998, DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995

                               TABLE OF CONTENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

  Balance Sheets--January 3, 1998 and December 28, 1996

  Statements of Operations for the Year Ended January 3, 1998, the Three Months Ended December 28, 1996, the Nine Months Ended September 28, 1996, and the Year Ended December 30, 1995

  Statements of Changes in Stockholders' Equity (Deficit) for the Year Ended January 3, 1998, the Three Months Ended December 28, 1996, the Nine Months Ended September 28, 1996, and the Year Ended December 30, 1995

  Statements of Cash Flows for the Year Ended January 3, 1998, the Three Months Ended December 28, 1996, the Nine Months Ended September 28, 1996, and the Year Ended December 30, 1995

NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULE

  Schedule II: Valuation and Qualifying Accounts for the Year Ended January
               3, 1998, the Three Months Ended December 28, 1996, the Nine Months Ended September 28, 1996, and the Year Ended
               December 30, 1995

  Supplemental schedules other than that listed above are omitted because they are not required or are not applicable, or the information is included in the notes to financial statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Bibb Company:

  We have audited the accompanying balance sheets of THE BIBB COMPANY (a Delaware corporation) as of January 3, 1998 and December 28, 1996 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended January 3, 1998, the three months ended December 28, 1996, the nine months ended September 28, 1996, and the year ended December 30, 1995. These financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below, based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bibb Company as of January 3, 1998 and December 28, 1996 and the results of its operations and its cash flows for the year ended January 3, 1998, the three months ended December 28, 1996, the nine months ended September 28, 1996, and the year ended December 30, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 1, the Company's reorganization plan was confirmed by the U.S. Bankruptcy Court on September 12, 1996 and became effective September 27, 1996 (effective September 28, 1996 for financial reporting purposes). In accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company was required to account for the reorganization using fresh start reporting. Accordingly, all financial statements prior to September 28, 1996 are not comparable to the financial statements for periods after the implementation of fresh start reporting.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 9, 1998

                                THE BIBB COMPANY

                                 BALANCE SHEETS
                     JANUARY 3, 1998 AND DECEMBER 28, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JANUARY   DECEMBER 28,
                                                         3, 1998       1996
                                                         --------  ------------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................. $    114    $  3,206
 Accounts receivable, net of allowances for doubtful
  accounts, discounts, and claims of $2,686 and $1,588
  as of January 3, 1998 and December 28, 1996,
  respectively..........................................   34,761      55,128
 Inventories............................................   54,305      72,282
 Assets held for sale...................................        0      37,012
 Net assets of discontinued operations..................   12,025           0
 Prepaid expenses and other current assets..............    3,019       2,033
                                                         --------    --------
    Total current assets................................  104,224     169,661
PROPERTY, PLANT, AND EQUIPMENT, NET.....................   62,829      58,642
OTHER ASSETS............................................    2,298       4,397
                                                         --------    --------
                                                         $169,351    $232,700
                                                         ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt................... $  3,617    $  5,237
 Accounts payable.......................................   17,830      36,466
 Accrued payroll and other compensation.................    5,806      14,607
 Accrued interest.......................................       54         681
 Other accrued liabilities..............................    9,049       5,768
                                                         --------    --------
    Total current liabilities...........................   36,356      62,759
                                                         --------    --------
LONG-TERM DEBT, less current maturities.................   74,898      84,093
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized, 0 shares issued and outstanding...........        0           0
 Common stock, $.01 par value; 25,000,000 shares
  authorized; 10,061,576 and 9,986,413 shares issued and
  outstanding as of January 3, 1998 and December 28,
  1996, respectively....................................      101         100
 Additional paid-in capital.............................   88,882      88,348
 Accumulated deficit....................................  (30,886)     (2,540)
 Minimum pension liability adjustment...................        0         (60)
                                                         --------    --------
    Total stockholders' equity..........................   58,097      85,848
                                                         --------    --------
                                                         $169,351    $232,700
                                                         ========    ========

      The accompanying notes are an integral part of these balance sheets.

                               THE BIBB COMPANY

                           STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 3, 1998,
                   THE THREE MONTHS ENDED DECEMBER 28, 1996,
                   THE NINE MONTHS ENDED SEPTEMBER 28, 1996,
                     AND THE YEAR ENDED DECEMBER 30, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            POST-REORGANIZATION        PRE-REORGANIZATION
                                                                          ------------------------ --------------------------
                                                                                      THREE MONTHS  NINE MONTHS
                                                                          YEAR ENDED     ENDED         ENDED      YEAR ENDED
                                                                          JANUARY 3,  DECEMBER 28, SEPTEMBER 28, DECEMBER 30,
                                                                             1998         1996         1996          1995
                                                                          ----------  ------------ ------------- ------------
NET SALES................................................................ $  248,836   $  63,937     $262,392     $ 389,998
COST OF SALES............................................................    222,620      57,252      239,724       366,040
                                                                          ----------   ---------     --------     ---------
   Gross profit..........................................................     26,216       6,685       22,668        23,958
SELLING AND ADMINISTRATIVE EXPENSES......................................     23,306       7,428       26,002        36,130
NONRECURRING CHARGES.....................................................      4,133           0            0             0
MANAGEMENT FEES TO AFFILIATE.............................................          0           0        1,993         3,368
                                                                          ----------   ---------     --------     ---------
   Operating loss........................................................     (1,223)       (743)      (5,327)      (15,540)
                                                                          ----------   ---------     --------     ---------
OTHER (EXPENSE) INCOME:
 Interest expense:
 Senior and other debt...................................................     (4,743)     (1,074)      (4,850)       (5,627)
 Subordinated bonds......................................................          0           0      (11,151)      (22,299)
                                                                          ----------   ---------     --------     ---------
                                                                              (4,743)     (1,074)     (16,001)      (27,926)
 Interest income from T.B. Wood's Corporation............................          0           0          659         1,172
 Loan fee amortization and related expenses..............................     (1,270)       (235)      (1,928)       (2,486)
 Other, net..............................................................       (162)       (109)       2,660        (2,811)
                                                                          ----------   ---------     --------     ---------
                                                                             (6,175)      (1,418)     (14,610)      (32,051)
                                                                          ----------   ---------     --------     ---------
LOSS BEFORE DISCONTINUED OPERATIONS, REORGANIZATION ITEMS, AND
 EXTRAORDINARY ITEM......................................................     (7,398)     (2,161)     (19,937)      (47,591)
DISCONTINUED OPERATIONS (NET OF TAXES):
 Income (loss) from discontinued napery business.........................     (2,494)         17          N/A           N/A
 Loss from disposal of discontinued napery business......................     (2,832)          0          N/A           N/A
 Loss from discontinued apparel business.................................     (4,422)       (396)         N/A           N/A
 Loss from disposal of discontinued apparel business.....................    (11,200)          0          N/A           N/A
REORGANIZATION ITEMS:
 Professional fees and other expenses....................................          0           0       (1,423)            0
 Adjust accounts to fair value...........................................          0           0        7,921             0
EXTRAORDINARY ITEM, gain on discharge of debt..                                    0           0      111,650             0
                                                                          ----------   ---------     --------     ---------
NET (LOSS) INCOME........................................................ $  (28,346)  $  (2,540)    $ 98,211     $ (47,591)
                                                                          ==========   =========     ========     =========
PER SHARE INFORMATION (1):
 Net loss from continuing operations:
 Basic and diluted....................................................... $    (0.74)  $   (0.22)         N/A           N/A
                                                                          ==========   =========     ========     =========
 Net loss of discontinued operations:
 Basic and diluted....................................................... $    (0.69)  $   (0.04)         N/A           N/A
                                                                          ==========   =========     ========     =========
 Loss from disposal of discontinued operations:
 Basic and diluted....................................................... $    (1.39)  $    0.00          N/A           N/A
                                                                          ==========   =========     ========     =========
 Net loss:
 Basic and diluted....................................................... $    (2.82)  $   (0.25)         N/A           N/A
                                                                          ==========   =========     ========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic and diluted....................................................... 10,061,576   9,986,413          N/A           N/A
--------------------------------------------------
                                                                          ==========   =========     ========     =========

--------
(1) Share and per share amounts for the nine months ended September 28, 1996 and the year ended December 30, 1995 have not been presented because they are not meaningful due to the implementation of fresh start reporting and the substantial change in the number of shares outstanding subsequent to the consummation of the Plan (Note 1).

       The accompanying notes are an integral part of these statements.

                                THE BIBB COMPANY

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JANUARY 3, 1998,
                   THE THREE MONTHS ENDED DECEMBER 28, 1996,
                   THE NINE MONTHS ENDED SEPTEMBER 28, 1996,
                      AND THE YEAR ENDED DECEMBER 30, 1995
                                 (IN THOUSANDS)

                          COMMON    COMMON                           MINIMUM
                           STOCK     STOCK   ADDITIONAL              PENSION
                         ($.01 PAR ($.10 PAR  PAID-IN   ACCUMULATED LIABILITY
                          VALUE)    VALUE)    CAPITAL     DEFICIT   ADJUSTMENT  TOTAL
                         --------- --------- ---------- ----------- ---------- --------
                                               PRE-REORGANIZATION
BALANCE, January 1,
 1995...................   $  0       $ 1     $ 3,427    $(45,514)    $ (39)   $(42,125)
 Net loss...............      0         0           0     (47,591)        0     (47,591)
 Net pension liability
  adjustment............      0         0           0           0      (911)       (911)
                           ----       ---     -------    --------     -----    --------
BALANCE, December 30,
 1995...................      0         1       3,427     (93,105)     (950)    (90,627)
 Net income.............      0         0           0      98,211         0      98,211
 Exercise of options....      0         0          24           0         0          24
 Loss on related party
  transaction (Note 9)..      0         0      (5,016)          0         0      (5,016)
 Consummation of the re-
  structuring...........    100        (1)     85,757           0         0      85,856
 Fresh start equity re-
  classifications.......      0         0       4,156      (5,106)      950           0
                           ----       ---     -------    --------     -----    --------
BALANCE, September 28,
 1996...................    100         0      88,348           0         0      88,448
----------------------------------------------------------------------------------------
                                              POST-REORGANIZATION
 Net loss...............      0         0           0      (2,540)        0      (2,540)
 Net pension liability
  adjustment............      0         0           0           0       (60)        (60)
                           ----       ---     -------    --------     -----    --------
BALANCE, December 28,
 1996...................    100         0      88,348      (2,540)      (60)     85,848
 Stock issuance.........      1         0         534           0         0         535
 Net loss...............      0         0           0     (28,346)        0     (28,346)
 Net pension liability
  adjustment............      0         0           0           0        60          60
                           ----       ---     -------    --------     -----    --------
BALANCE, January 3,
 1998...................   $101       $ 0     $88,882    $(30,886)    $   0    $ 58,097
                           ====       ===     =======    ========     =====    ========

        The accompanying notes are an integral part of these statements.

                                THE BIBB COMPANY

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 3, 1998,
                   THE THREE MONTHS ENDED DECEMBER 28, 1996,
                   THE NINE MONTHS ENDED SEPTEMBER 28, 1996,
                      AND THE YEAR ENDED DECEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                             POST-REORGANIZATION       PRE-REORGANIZATION
                                                                           ----------------------- --------------------------
                                                                                      THREE MONTHS  NINE MONTHS
                                                                           YEAR ENDED    ENDED         ENDED
                                                                           JANUARY 3, DECEMBER 28, SEPTEMBER 28, DECEMBER 30,
                                                                              1998        1996         1996          1995
                                                                           ---------- ------------ ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income........................................................  $(28,346)   $(2,540)     $  98,211     $(47,591)
 Adjustments to reconcile net (loss) income to net cash provided by (used
  in) operating activities:
  Depreciation and amortization...........................................     6,937      2,610          9,582       15,644
  Loan fee amortization and related expenses..............................     1,270        235          1,928        2,486
  Net gain on sale and retirement of assets...............................      (810)       (42)          (377)         (50)
  Net gain on sale of investment..........................................         0          0         (3,949)           0
  Fixed asset valuation adjustments.......................................     4,950          0              0            0
  Interest receivable on note receivable from T.B. Wood's Corporation.....         0          0           (659)      (1,172)
  Changes in operating assets and liabilities, net of reorganization items:
    Restricted cash.......................................................         0          0          7,966       (1,064)
    Accounts receivable...................................................    15,252      5,906        (53,108)      17,148
    Inventories...........................................................    10,491      2,621         (5,252)       6,512
    Assets held for sale..................................................    37,012     (1,383)             0            0
                                                                                   2
    Prepaid expenses and other current assets.............................    (2,343)       129           (255)      (1,772)
    Other noncurrent assets...............................................       735          0              0            0
    Accounts payable and accrued liabilities..............................  (15,283)     (2,491)        16,952       17,215
  Reorganization items:
   Professional fees and other expenses...................................         0          0          1,423            0
   Adjust accounts to fair value..........................................         0          0         (7,921)           0
   Extraordinary gain on discharge of debt................................         0          0       (111,650)           0
                                                                            --------    -------      ---------     --------
     Net cash provided by (used in) operating activities..................    29,865      5,045        (47,109)       7,356
                                                                            --------    -------      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.....................................................  (28,233)     (1,658)        (2,940)      (5,489)
 Proceeds from sale of fixed assets.......................................     5,556        583            865          249
 Proceeds from the sale of investment.....................................         0          0          4,185            0
 Repayment of note receivable from T.B. Wood's Corporation, net...........         0          0         10,677            0
 Other, net...............................................................         0       (804)        (4,493)      (2,922)
                                                                            --------    -------      ---------     --------
     Net cash (used in) provided by investing activities..................  (22,677)     (1,879)         8,294       (8,162)
                                                                            --------    -------      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligations...............  $ (3,581)   $(8,035)     $     (60)    $    (64)
 Net (repayments) borrowings of senior debt...............................   (14,873)     7,750         40,485          907
 Borrowings under capital lease obligations...............................     7,639          0              0            0
 Stock issuance...........................................................       535          0              0            0
 Proceeds from exercise of stock options..................................         0          0             24            0
 Loan fees................................................................         0          0         (1,459)           0
                                                                            --------    -------      ---------     --------
     Net cash (used in) provided by financing activities..................   (10,280)      (285)        38,990          843
                                                                            --------    -------      ---------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................    (3,092)     2,881            175           37
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................     3,206        325            150          113
                                                                            --------    -------      ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................  $    114    $ 3,206      $     325     $    150
                                                                            ========    =======      =========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid............................................................  $  6,459    $ 1,497      $   4,624     $ 10,538
--------------------------------------------------
                                                                            ========    =======      =========     ========

        The accompanying notes are an integral part of these statements.

                               THE BIBB COMPANY

                         NOTES TO FINANCIAL STATEMENTS
           JANUARY 3, 1998, DECEMBER 28, 1996, AND DECEMBER 30, 1995

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

  The Bibb Company (the "Company") is engaged in the manufacturing and marketing of consumer products for the home, principally sheets, pillowcases, and other bedding accessories, as well as apparel fabrics and other specialty engineered textile products used in making high-pressure hoses and other industrial products. The Company operates manufacturing plants in Georgia, South Carolina, and Virginia and has been engaged in the manufacturing and marketing of textile products since 1876. The Company's major customers are primarily retailers and hose manufacturers located throughout the United States.

  In 1993, the Company entered into an agreement of limited partnership with an affiliate whereby the Company agreed to contribute receivables to BF Funding, L.P. ("BF Funding" or the "Partnership"), a Georgia limited partnership, in exchange for limited partnership interests representing 98.5% of the total capital of BF Funding. The primary purpose of BF Funding was to acquire receivables of the Company which were transferred to a trust and sold to third-party investors. Under the agreement, the profits and losses of BF Funding were allocated in proportion to each partner's share of capital contributions. On July 5, 1996, the Company repurchased the receivables from BF Funding for par plus accrued interest, in the total amount of $50,155,000. The repurchase liquidated the limited partnership interests. The financial statements for the year ended December 30, 1995 include the accounts of the Company and the Partnership.

CONSUMMATION OF THE RESTRUCTURING

  On July 3, 1996, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Court.

  On September 12, 1996, the United States Bankruptcy Court for the District of Delaware issued an order confirming the reorganization plan (the "Plan"). The Plan was consummated on September 27, 1996 (the "Effective Date") (effective September 28, 1996 for financial reporting purposes).

  The consummation of the Plan resulted in, among other things, (i) the discharge of approximately $197 million in long-term debt, including accrued interest, and (ii) the issuance of 9,500,000 shares of common stock to the holders of the 14% and 13 7/8% senior subordinated notes and 500,000 shares to the holders of old common stock. The Plan did not alter, adjust, or reduce the Company's obligations to its other creditors.

  Upon consummation of the Plan, the Company recognized an extraordinary gain on the discharge of debt of approximately $112 million, which represented forgiveness of debt principal and interest, reduced by the estimated fair value of common stock issued to the holders of the 14% and 13 7/8% senior subordinated notes.

  Pursuant to the Plan, the Company obtained financing from lending institutions to repay its senior revolving credit facility (Note 6) and finance additional capital expenditures (the "Loan and Security Agreement"). Under the Loan and Security Agreement, the Company is entitled to make borrowings in the form of a term loan and revolving loans available to the extent that a sufficient borrowing base, calculated based on eligible receivables and inventory, exists.

  As of the Effective Date, in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted fresh start reporting (see discussion below).

SALE OF THE TERRY PRODUCTS BUSINESS

  In connection with the restructuring, management approved a plan to sell the Company's terry products business (the "Terry Sale"), which designs and manufactures bath towels and other terry products sold primarily to retail chains, specialty chains, and mass merchants, as well as to hotels, hospitals, and others serving the hospitality market.

  On February 21, 1997, the Company sold the business to WestPoint Stevens, Inc. for approximately $38.8 million.

  Assets included in the Terry Sale are recorded in the balance sheet as of December 28, 1996 as "assets held for sale" based on the net proceeds of the sale, including losses related to the terry products business from December 29, 1996 through February 21, 1997. Terry products business losses for this period have been eliminated from the statement of operations.

  Net sales of the terry products business for the three months ended December 28, 1996 were approximately $20 million. Net losses of the terry products business for the three months ended December 28, 1996 were approximately $1.8 million.

FRESH START REPORTING

  For accounting purposes, the Company assumed that the Plan was consummated on September 28, 1996. Under the principles of fresh start reporting, the Company's reorganization value was allocated to identifiable assets on the basis of their estimated fair values. The total reorganization value assigned to the Company's assets was estimated by calculating projected cash flows before debt service requirements for a four-year period, plus an estimated terminal value of the Company (calculated using a multiple of approximately six on projected earnings before interest, taxes, depreciation, and amortization ("EBITDA")), each discounted back to its present value using a discount rate of 14% (representing the estimated after-tax weighted cost of capital). The above calculations resulted in an estimated reorganization value of approximately $238 million and a resulting $88.4 million of stockholders' equity after deducting current liabilities of approximately $60 million and long-term debt of approximately $90 million.

  As a result of the implementation of fresh start reporting, the financial statements of the Company after the consummation of the Plan are not comparable to the Company's financial statements of prior periods. The effect of the Plan, the reclassification of assets associated with the Terry Sale, and the implementation of fresh start reporting on the Company's balance sheet as of September 28, 1996 was as follows (in thousands) (unaudited):

                           PRE-FRESH   ADJUSTMENTS
                             START      TO RECORD    ASSETS                FRESH START
                         BALANCE SHEET     PLAN       HELD    FAIR VALUE  BALANCE SHEET
                         SEPTEMBER 28, CONFIRMATION FOR SALE  ADJUSTMENTS SEPTEMBER 28,
                             1996          (A)        (B)         (C)         1996
                         ------------- ------------ --------  ----------- -------------
Cash....................   $     325    $       0   $    $ 0    $     0     $    325
Other current assets....     148,633            0    (18,646)     8,112      138,099
Assets held for sale....           0            0     27,574      8,055       35,629
Property, plant, and
 equipment..............      72,129            0     (8,928)    (3,577)      59,624
Other long-term assets..       9,915       (1,628)         0     (3,888)       4,399
Current liabilities,
 excluding current
 maturities of long-term
 debt...................      58,829          403          0        781       60,013
Long-term debt,
 including current
 maturities.............     286,919     (197,304)         0          0       89,615
Stockholders' equity
 (deficit)..............    (114,746)     195,273          0      7,921       88,448

--------
(a) To record the forgiveness of debt, the exchange of old subordinated notes, and the issuance of common stock pursuant to the Plan.
(b) To reclassify assets associated with the Terry Sale.
(c) To record the adjustments to state assets and liabilities at their estimated fair value.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The Company's annual reporting period is the 52 or 53-week period ending on the Saturday nearest December 31. The Company's results of operations and cash flows are presented for the year ended January 3, 1998 (53 weeks), the three months ended December 28, 1996 (13 weeks), the nine months ended September 28, 1996 (39 weeks), and the year ended December 30, 1995 (52 weeks).

  For accounting purposes, the Company treated the consummation of the Plan as if it occurred on September 28, 1996. The financial statements as of and for the three months ended December 28, 1996 and the year ended January 3, 1998 are presented for the Company after the consummation of the Plan. As discussed previously, these statements were prepared under the principles of fresh start reporting and are not comparable to the statements of prior periods. Accordingly, a line has been used to separate the financial statements of the Company after the consummation of the Plan from those of the Company prior to the consummation of the Plan.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

  The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method except for certain supplies, for which cost is determined using the first-in, first-out ("FIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 96% of total inventories were valued using the LIFO method at January 3, 1998 and December 28, 1996.

PROPERTY, PLANT, AND EQUIPMENT

  As a result of the adoption of fresh start reporting, property, plant, and equipment were adjusted to their estimated fair values as of September 28, 1996 and historical accumulated depreciation was eliminated. Depreciation is provided using the straight-line method over the estimated useful asset lives. Upon implementation of fresh start reporting, existing buildings and improvements are depreciated over a remaining life of 20 years, and existing machinery and equipment is depreciated over a remaining life of 5 years. Buildings and machinery and equipment placed in service subsequent to the implementation of fresh start reporting are depreciated over estimated useful lives of 30 and 15 years, respectively. Leasehold improvements are depreciated over the shorter of the estimated useful asset life or the term of the related lease.

  During 1997, the Company entered into three equipment leases which qualify as capital leases under Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Accordingly, the equipment under capital lease obligations has been recorded at the net present value of the estimated minimum required lease payments at the inception of the lease using the Company's incremental borrowing rate.

  Maintenance and repair costs are expensed as incurred, and major renewals and betterments are capitalized. Construction in progress is transferred to machinery and equipment when the asset is complete and placed in service. When property or equipment is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

  SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles held and used by a Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable assets held for sale, be reported at the lower of carrying amount or fair value, less cost to sell. The Company adopted SFAS No. 121 during 1996. Impairment losses of $750 were recorded in 1997 related to closed facilities, and no impairment losses were recorded in 1996 (See Note 3).

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

  SFAS No. 87, "Employers' Accounting for Pensions," requires that a company record an additional minimum pension liability to the extent that a company's accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in stockholders' equity. As a result of the adoption of fresh start reporting, all previously unrecognized amounts relating to the projected benefit obligation as of September 28, 1996 were recognized in the nine months ended September 28, 1996.

  Prior to 1993, the Company accounted for retiree health care and life insurance benefits on a pay-as-you-go basis. Effective January 2, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result of the adoption of fresh start reporting, all previously unrecognized amounts relating to the projected benefit obligation as of September 28, 1996 were recognized in the nine months ended September 28, 1996.

STOCK OPTIONS

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value-based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Although Opinion No. 25 has been elected for measurement purposes, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria (See Note
8).

EXTRAORDINARY ITEM

  In connection with the restructuring, as described in Note 1, during the nine months ended September 28, 1996, the Company recorded an extraordinary gain of approximately $111,650,000 on the discharge of debt.

NET LOSS PER SHARE

  Basic loss per share is based on the weighted average number of shares of common stock outstanding, which was 10,061,576 and 9,986,413 for the year ended January 3, 1998 and the three months ended December 28, 1996, respectively. Diluted loss per share is calculated treating all potentially dilutive securities such as stock options as outstanding during the entire period, or from grant date if granted during the period. All such options (744,000 at January 3, 1998 and 200,000 at December 28, 1996) were anti-dilutive for the year ended January 3, 1998, and for the three months ended December 28, 1996, and therefore, were excluded from the earnings per share calculation for such periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

  CASH, CASH EQUIVALENTS, AND ACCOUNTS RECEIVABLE

    The carrying amounts approximate fair value due to the short maturity period of these instruments.

  DEBT

    The carrying amounts of the debt under the Loan and Security Agreement and the industrial development revenue bonds approximate fair value based on current interest rates for similar financial instruments.

CERTAIN RISKS

  The Company is subject to certain risks in the ordinary course of business. Among those is the risk of an increase in cotton prices that significantly affects the cost of production and cash flows. Historically, the Company has been able to pass on a portion of any such price increases to its customers.

  The Company is self-insured for worker's compensation liability in the state of Georgia, and was previously self-insured in North Carolina, through November 1997. Provisions for losses expected under these self-insurance programs are recorded based on the Company's estimates of the aggregate liability for claims incurred. These estimates utilize the Company's prior experience. The total estimated liability for these losses at January 3, 1998 and December 28, 1996 was approximately $1,646,000 and $2,300,000, respectively, and is included in other accrued liabilities in the accompanying balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

  In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholder's equity, and its components. The Company is in the process of evaluating SFAS No. 130 and its impact and will adopt the standard in the first quarter of its 1998 fiscal year.

  In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS No. 14, 18, 24, and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company is in the process of evaluating SFAS No. 131 and its impact and will adopt the standard for its 1998 fiscal year.

RECLASSIFICATIONS

  Certain prior year amounts have been reclassified in order to conform to the current year presentation.

3. DISCONTINUED OPERATIONS

  In December 1997, the Company sold its napery business, which consisted of the manufacturing and marketing of damask table linen products serving the hospitality market (the "Napery Business"), and related inventory, to Mount Vernon Mills, Inc. In connection therewith, the Company has closed its Roanoke Rapids, North Carolina napery manufacturing plant and will actively seek a buyer. The Company classified the assets of the Napery Business as of January 3, 1998 as net assets of discontinued operations, and the results of operations of the Napery Business are excluded from the Company's continuing operations.

  In December 1997, the Company announced that it intends to exit the apparel business, which consisted of the manufacturing and marketing of apparel fabrics, principally chambray, sold primarily to converters (the "Apparel Business") during the first quarter of 1998. As a result, the Company announced that its Columbus, Georgia apparel manufacturing facility will be closed during the first quarter of 1998. The assets of the Apparel Business will be liquidated subsequent to cessation of operations. The Company classified the assets, except for real estate, of the Apparel Business as net current assets of discontinued operations, and the results of operations for the Apparel Business are excluded from the Company's continuing operations.

  The table below sets forth net sales and income (loss) of the discontinued Apparel Business and the discontinued Napery Business (in thousands):

                                               FOR THE YEAR       FOR THE THREE
                                             ENDED JANUARY 3,     MONTHS ENDED
                                                   1998         DECEMBER 28, 1996
                                             -----------------  -----------------
                                              NAPERY  APPAREL    NAPERY  APPAREL
                                             BUSINESS BUSINESS  BUSINESS BUSINESS
                                             -------- --------  -------- --------
   Net sales................................  $7,545  $23,731    $2,766   $7,471
   Income (loss)............................  (2,494)  (4,422)       17     (396)

  Income (loss) reflected above includes interest expense of $320 and $704 for Napery and Apparel, respectively, for the year ended January 3, 1998, and $75 and $170 for Napery and Apparel, respectively, for the three months ended December 28, 1996. Such interest expense has been allocated based on the net assets of the respective discontinued businesses, applying the Company's incremental borrowing rate. Estimated losses on disposal of discontinued businesses exclude an interest allocation.

  Net assets of discontinued operations at January 3, 1998 are set forth below (in thousands):

                                                      NAPERY   APPAREL   TOTAL
                                                      -------  -------  -------
   Accounts receivable, net.......................... $   815  $ 4,300  $ 5,115
   Inventory.........................................       0    7,486    7,486
   Property, plant and equipment, net................   2,237    6,627    8,864
   Accounts payable and accrued liabilities..........  (1,684)  (4,700)  (6,384)
   Reserve for future claims.........................    (100)    (225)    (325)
   Reserve for future severance......................  (1,031)  (1,150)  (2,181)
   Reserve for future overhead costs.................    (200)    (350)    (550)
                                                      -------  -------  -------
                                                      $    37  $11,988  $12,025
                                                      =======  =======  =======

4. INVENTORIES

  The major categories of inventories, exclusive of apparel inventory discussed above, as of January 3, 1998 and December 28, 1996 are as follows (in thousands):

                                                         JANUARY 3, DECEMBER 28,
                                                            1998        1996
                                                         ---------- ------------
   Raw materials and supplies...........................  $ 7,713     $ 9,018
   Work in process......................................   24,308      33,463
   Finished goods.......................................   22,238      29,517
                                                          -------     -------
       Total at FIFO cost...............................   54,259      71,998
   Excess of LIFO cost over FIFO cost...................       46         284
                                                          -------     -------
       Total at LIFO cost...............................  $54,305     $72,282
                                                          =======     =======

  Substantially all inventories are pledged as collateral under the Loan and Security Agreement (Note 6).

5. PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment, exclusive of items related to the discontinued apparel and napery businesses discussed above, as of January 3, 1998 and December 28, 1996 are as follows (in thousands):

                                                         JANUARY 3, DECEMBER 28,
                                                            1998        1996
                                                         ---------- ------------
   Machinery and equipment..............................  $27,853     $33,987
   Land, buildings, and improvements....................   22,348      24,316
   Construction in progress.............................   18,609       2,438
                                                          -------     -------
                                                           68,810      60,741
   Less accumulated depreciation........................    5,981       2,099
                                                          -------     -------
                                                          $62,829     $58,642
                                                          =======     =======

  Substantially all property, plant, and equipment are pledged as collateral under the Loan and Security Agreement (Note 6).

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt and capital lease obligations as of January 3, 1998 and December 28, 1996 consisted of the following (in thousands):

                                                        JANUARY 3, DECEMBER 28,
                                                           1998        1996
                                                        ---------- ------------
   Line of credit under Loan and Security Agreement....  $58,615     $71,154
   Term loan under Loan and Security Agreement.........   12,308      14,644
   Capital lease obligations...........................    7,162           0
   Industrial development revenue bonds................        0       3,000
   Other...............................................      430         532
                                                         -------     -------
                                                          78,515      89,330
   Less current maturities.............................    3,617       5,237
                                                         -------     -------
                                                         $74,898     $84,093
                                                         =======     =======

  Annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

   1998................................................................ $ 3,617
   1999................................................................  70,509
   2000................................................................   1,867
   2001................................................................   2,070
   Thereafter..........................................................   2,086
                                                                        -------
                                                                         80,149
   Less amounts representing interest..................................  (1,634)
                                                                        -------
       Total........................................................... $78,515
                                                                        =======

LOAN AND SECURITY AGREEMENT

  As part of the Plan, the Company obtained financing from lending institutions to repay the old senior revolving credit facility and finance additional capital expenditures. Under the Loan and Security Agreement, as amended, the Company is entitled to borrow up to a maximum of $75 million. Borrowings in the form of a term loan of $25 million and in the form of revolving loans are only available to the extent that a sufficient borrowing base, calculated on eligible receivables and inventory, exists. Borrowings under this credit facility bear interest at prime rate, as defined, (8.5% at January 3, 1998) plus 1%, or, at the Company's option, the Adjusted Eurodollar Rate, as defined, (5.9% at January 3, 1998) plus 3%. This credit agreement is for a minimum of three years, subject to one-year extensions unless terminated by the lenders or the Company. Substantially all of the Company's assets are pledged as collateral under the Loan and Security Agreement.

  The agreement contains restrictive financial and other covenants, including maintaining certain levels of tangible net worth and working capital, as defined, as well as restrictions on the incurrence of indebtedness, liens, mergers, acquisitions, asset sales, capital expenditures, and dividends, among others. The annual interest rate will be reduced by up to a maximum of one-half of 1% if certain financial performance requirements in the Loan and Security Agreement are met. In addition, the Company pays an annual service fee of $100,000, a monthly facility fee of one-half of 1% per annum of the average daily unused portion of the facility and a monthly letter of credit fee of 2.5% per annum of the daily outstanding balance of each letter of credit.

  Financing fees incurred associated with the Loan and Security Agreement, as amended, were approximately $3,668,000, and are being amortized over the term of the agreement.

AMENDMENT NO. 4 TO LOAN AND SECURITY AGREEMENT

  Effective March 6, 1998, the Company entered into a new amendment to the Loan and Security Agreement, significant provisions of the new amendment are as follows:

    (i) increase of the term loan to $21.3 million, (ii) extension of the renewal date from September 16, 1999 to November 1, 2000, (iii) reduction of the tangible net worth covenant from a minimum of $70 million to a minimum of $50 million, (iv) reduction of the prepayment fees for replacing the credit agreement after September 16, 1998, from $575,000 to $300,000, and (v) reduction of the revolving loan limit to $60 million.

  As of March 9, 1998, the Company had the ability to borrow an additional $6 million under the revolver associated with the Loan and Security Agreement, as amended.

INDUSTRIAL DEVELOPMENT REVENUE BONDS

  Industrial development revenue bonds were issued and sold to refinance the purchase of certain plants from WestPoint Stevens, Inc. These bonds were backed by letters of credit issued under the old senior revolving credit facility in the amount of approximately $11,141,000, including interest. The bonds' maturity dates were December 2003 and October 2004.

  In January 1996, the Company closed the plants that were purchased in connection with the issuance of the industrial development revenue bonds. On December 10, 1996 and February 3, 1997, the Company redeemed the bonds for $8,000,000 and $3,000,000, respectively.

7. INCOME TAXES

  Prior to September 28, 1996, the Company was an S corporation and was generally not subject to corporate-level taxes on its net income because such income was attributed to the Company's stockholders and taxes on such income was directly payable by them. Effective and pursuant to the Plan, the Company became a C corporation for income tax purposes.

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. There was no net income tax expense or benefit recorded in the year ended January 3, 1998 or the three months ended December 28, 1996.

  A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate for the year ended January 3, 1998 and the three months ended December 28, 1996 are as follows (in thousands):

                                                                   THREE MONTHS
                                                        YEAR ENDED    ENDED
                                                        JANUARY 3, DECEMBER 28,
                                                           1998        1996
                                                        ---------- ------------
   Income tax benefit at federal statutory income tax
    rate..............................................   $  9,638     $ 864
   State income taxes, net of federal income tax bene-
    fit...............................................      1,134       101
   Other, net.........................................          0         2
   Change in valuation allowance......................    (10,772)     (967)
                                                         --------     -----
   Income tax benefit.................................   $      0     $   0
                                                         ========     =====

  Under federal income tax laws, the Company was not required to include in its federal taxable income any gain on the discharge of debt pursuant to the Plan. Accordingly, no income taxes have been provided on the $112 million extraordinary gain on discharge of debt in the statement of operations for the nine months ended September 28, 1996.

  SFAS No. 109 requires that a valuation allowance be recorded against deferred tax assets which are not likely to be realized. The Company's utilization of net operating losses carried forward may be limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance, the Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only when a reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  Components of the net deferred income tax asset at January 3, 1998 and December 28, 1996 are as follows (in thousands):

                                                         JANUARY 3, DECEMBER 28,
                                                            1998        1996
                                                         ---------- ------------
   Deferred tax liabilities:
    Property and depreciation...........................  $     0     $   927
    Inventory valuation.................................    2,367       1,808
    Other...............................................    2,126         495
                                                          -------     -------
       Total deferred tax liabilities...................    4,493       3,230
                                                          -------     -------
   Deferred tax assets:
    Property and depreciation...........................    9,089           0
    Operating loss carryforwards........................    4,825       2,222
    Allowance for doubtful accounts.....................    1,545       3,109
    Self-insurance reserves.............................    3,734       1,820
    Salary-related accruals.............................    1,447       2,003
    Other...............................................        0       2,542
                                                          -------     -------
       Total deferred tax assets........................   20,640      11,696
                                                          -------     -------
   Net deferred tax asset...............................   16,147       8,466
   Less valuation allowance.............................   16,147       8,466
                                                          -------     -------
                                                          $     0     $     0
                                                          =======     =======

8. BENEFIT PLANS

  Pursuant to the Plan, all stock option agreements related to the old common stock of the Company were effectively terminated.

  The Company maintains an incentive compensation plan for its salaried employees, which provides for incentive awards based on certain levels of earnings. The amounts awarded under the plan and charged to expense in the accompanying statements of operations were $350,000 for the year ended January 3, 1998 and $0 for the three months ended December 28, 1996, the nine months ended September 28, 1996 and the year ended December 30, 1995.

  The Company maintains a separate defined contribution 401(k) profit-sharing plan covering substantially all hourly and salaried employees. Under this plan, the Company contributes a specified percentage of each eligible employee's contributions. Amounts contributed under the plan were approximately $586,000 for the year ended January 3, 1998, $196,000 for the three months ended December 28, 1996, $506,000 for the nine months ended September 28, 1996, and $786,000 for the year ended December 30, 1995.

  The Company also maintains an executive deferred compensation plan under which eligible executives may elect to defer up to 50% of their compensation. Amounts deferred are paid to the executives or their beneficiaries following retirement, termination, or death. A liability for amounts deferred under this plan of approximately $2,395,000 and $2,814,000 at January 3, 1998 and December 28, 1996, respectively, is included in accrued payroll and other compensation in the accompanying balance sheets.

  On September 27, 1996, September 30, 1997, and December 8, 1997, the Company granted 200,000, 404,000, and 20,000 stock options, respectively, related to the new common stock to employees of the Company. The option prices of $7.10, $7.25, and $6.81 per share represented the Board's estimates of the approximate fair values of the common stock at these times. The shares are exercisable beginning one year after the date granted.

  On September 30, 1997, the Company granted 120,000 stock options related to the new common stock to nonemployee directors of the Company at an option price of $7.25 per share. The shares are exercisable beginning one year after the date granted.

  During 1996 and 1997, no options related to the new common stock were exercised, cancelled, or forfeited.

  The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options granted been determined consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the year ended January 3, 1998, and the three months ended December 28, 1996 (in thousands, except share data):

                                                                    THREE MONTHS
                                                         YEAR ENDED    ENDED
                                                         JANUARY 3, DECEMBER 28,
                                                            1998        1996
                                                         ---------- ------------
   Net loss, as reported................................  $(28,346)   $(2,540)
   Net loss, pro forma..................................   (28,737)    (2,608)
   Net loss per share, as reported:
    Basic and diluted...................................  $  (2.82)   $ (0.25)
   Net loss per share, pro forma:
    Basic and diluted...................................     (2.86)     (0.26)

  The assumption for the stock options issued to employees on September 27, 1996 and December 8, 1997 was that 33% of the options vested each year over a three-year period from the dates of the grants. The assumption for the stock options issued on September 30, 1997 was that 33% of the options vested over the first nine months from the date of grant, and 33% each year thereafter. The fair values of options granted are estimated on the dates of the grants using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996: dividend yield and forfeiture rate of 0%; expected volatility of 30% and 35%, respectively; risk free interest rate of 5.88% and 6.58%, respectively; and expected life of three years and five years, respectively.

POSTRETIREMENT BENEFITS

  The Company provides reduced life insurance benefits to retired employees who were employed prior to January 1, 1974. On January 3, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the expected cost of these benefits be charged to expense during the years that the employees render service. This was a change from the Company's prior policy of recognizing postretirement benefits on a cash basis. Based on actuarial estimates using currently available data, the postretirement benefit obligation at January 3, 1993, measured in accordance with SFAS No. 106, was approximately $2,400,000. The Company elected to amortize the obligation over a 10.5-year period, the average remaining life expectancy of the participants, beginning January 3, 1993. The Company recognized the unamortized transition obligation associated with the adoption of SFAS No. 106 in the nine months ended September 28, 1996 as a result of the implementation of fresh start reporting.

  Components of the net periodic postretirement benefit cost for the year ended January 3, 1998, the three months ended December 28, 1996, the nine months ended September 28, 1996, and the year ended December 30, 1995, are as follows (in thousands):

                                                                                      THREE MONTHS  NINE MONTHS
                                                                           YEAR ENDED    ENDED         ENDED      YEAR ENDED
                                                                           JANUARY 3, DECEMBER 28, SEPTEMBER 28, DECEMBER 30,
                                                                              1998        1996         1996          1995
                                                                           ---------- ------------ ------------- ------------
   Interest cost on accumulated postretirement benefit obligation.........    $109        $32         $   96         $146
   Amortization of transition benefit.....................................       0          0            172          229
   Recognition of transition obligation...................................       0          0          1,543            0
                                                                              ----        ---         ------         ----
                                                                              $109        $32         $1,811         $375
   --------------------------------------------------
                                                                              ====        ===         ======         ====

  The accumulated postretirement benefit obligation was determined using a discount rate of 7.5%.

PENSION PLAN

  The Company maintains a noncontributory defined benefit pension plan covering substantially all of its hourly employees. The benefits under the plan are based on years of service during which the employees participate in the plan. The Company's funding policy is to contribute an amount based on actuarially determined values required to sustain the plan on a sound financial basis.

  The Company recognized previously unrecognized and deferred items such as the net transition obligation, prior service cost, and (gains) losses in the nine months ended September 28, 1996 as a result of the implementation of fresh start reporting.

  Components of the net periodic pension cost for the year ended January 3, 1998, the three months ended December 28, 1996, the nine months ended September 28, 1996, and the year ended December 30, 1995 are as follows (in thousands):

                                                                                      THREE MONTHS  NINE MONTHS      YEAR
                                                                           YEAR ENDED    ENDED         ENDED        ENDED
                                                                           JANUARY 3, DECEMBER 28, SEPTEMBER 28, DECEMBER 30,
                                                                              1998        1996         1996          1995
                                                                           ---------- ------------ ------------- ------------
   Service cost--benefits earned during the period........................    $856        $284        $  853        $1,358
   Actual return on plan assets...........................................    (720)        (66)         (200)         (423)
   Interest cost on projected benefit obligation..........................     721         156           468           419
   Net amortization and deferral..........................................       0           0            17            73
   Recognition of deferred items..........................................       0           0           985             0
                                                                              ----        ----        ------        ------
   Net periodic pension cost..............................................    $857        $374        $2,123        $1,427
   --------------------------------------------------
                                                                              ====        ====        ======        ======

  The plan's funded status and amounts recognized in the accompanying balance sheets are as follows (in thousands):

                                                        JANUARY 3, DECEMBER 28,
                                                           1998        1996
                                                        ---------- ------------
   Accrued pension cost:
    Accumulated and projected benefit obligation, in-
     cluding vested benefits of $9,071 and $7,323 for
     fiscal years 1997 and 1996, respectively..........   $9,767      $7,969
      Less plan assets at fair value...................   (9,781)     (7,015)
                                                          ------      ------
   Projected benefit obligation (less than) in excess
    of plan assets.....................................      (14)        954
   Unrecognized net loss...............................     (714)        (60)
   Adjustment required to recognize minimum liability..        0          60
                                                          ------      ------
   (Prepaid) accrued pension...........................   $ (728)     $  954
                                                          ======      ======

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in fiscal years 1997 and 1996 was 7.5% and 8.25%, respectively. The expected long-term rate of return on assets used for the year ended January 3, 1998, the three months ended December 28, 1996, the nine months ended September 28, 1996, and the year ended December 30, 1995 was 9%.

9. TRANSACTIONS WITH AFFILIATES

  In 1996, the Company received approximately $10,700,000 in consideration for a related party subordinated promissory note and recorded a loss, reflected in additional paid-in capital, of $5,016,000.

  Pursuant to a management services agreement dated April 1, 1989, The NTC Group, Inc. ("NTC") provided certain management, corporate development, and financial consulting services to the Company. The management services agreement provided that NTC receive a management fee equal to the lesser of 2% of the Company's average equity book value plus interest-bearing debt, as defined, or $4,000,000. The Company incurred expenses of $1,993,000 and $3,368,000 for the nine months ended September 28, 1996 and for the year ended December 30, 1995, respectively, which is shown as management fees to affiliate in the accompanying statements of operations. Pursuant to the Plan, $1,830,000 of accrued management fees were forgiven by NTC as of September 28, 1996, and the management services agreement was terminated.

10. SIGNIFICANT CUSTOMERS

  The Company's ten largest customers accounted for less than 40% of net sales for the year ended January 3, 1998, the three months ended December 28, 1996, the nine months ended September 28, 1996, and the year ended December 30, 1995. Of these, one customer accounted for approximately 12.3% of total net sales for the three months ended December 28, 1996, 12.3% for the nine months ended September 28, 1996, and 11.5% for the year ended December 30, 1995. For the year ended January 3, 1998, no single customer accounted for more than 7% of total net sales.

11. COMMITMENTS AND CONTINGENCIES

LITIGATION

  The Company is subject to certain legal actions arising in the ordinary course of its business. In management's opinion, the outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by Superfund Amendments and Reauthorization Act of 1986 ("CERCLA") (commonly known as Superfund), provides for responses to and liability for releases of hazardous substances into the environment. These obligations are imposed on the current owner or operator of a facility, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, on anyone who arranged for the treatment or disposal of hazardous substances at the facility, and on any person who accepted hazardous substances for transport to a facility selected by such person. Generally, liability to the government under CERCLA is joint and several.

  The Company has been named as one of approximately 180 third-party defendants in connection with litigation relating to the Keystone Sanitary Landfill (located in Adams County, Pennsylvania), a federal Superfund matter. The Company is alleged to have disposed of 1,800 cubic yards of material at this site. The United States Environmental Protection Agency reportedly has estimated the total volume of wastes allegedly disposed of at the site by viable potentially responsible parties to be in excess of a half a million cubic yards. The Company disputed its allocated volume, and the toxicity of its waste. On October 20, 1997, the Company entered into a Consent Decree along with approximately 140 other defendants. It is anticipated that the Consent Decree will be entered by the United States District Court for the Middle District of Pennsylvania. If entered, the Consent Decree should satisfy any liability that the Company has in this litigation. The Company believes that its maximum exposure is less than $5,000.

  The Company has not accrued for any material environmental liabilities as of January 3, 1998, due to management's belief that an unfavorable outcome from the ongoing proceedings would not have a material adverse effect on the Company's financial position or results of operations. However, the Company has budgeted and expects to incur approximately $1.2 million in environmental capital expenditures in fiscal year 1998 for the continued construction of new wastewater treatment facilities at the Brookneal, Virginia plant to comply with a Special Order on Consent with the Virginia Water Control Board.

LEASES

  The Company leases office space, office equipment, and other items under noncancelable operating leases. Rental expense under these noncancelable operating leases was approximately $6,194,000 for the year ended January 3, 1998, $2,426,000 for the three months ended December 28, 1996, $7,279,000 for the nine months ended September 28, 1996, and $9,407,000 for the year ended December 30, 1995.

  At January 3, 1998, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   1998.................................................................. $3,088
   1999..................................................................  2,214
   2000..................................................................  1,341
   2001..................................................................    306
   2002..................................................................    176
                                                                          ------
                                                                          $7,125
                                                                          ======

OTHER


  The Company had contractual commitments to make minimum guaranteed payments under various product licensing agreements expiring through December 31, 2000 of approximately $2,864,000. These commitments are not expected to result in future losses.

12. NONRECURRING CHARGES

  During 1997, the Company incurred $4.1 million in operating charges of a nonrecurring nature relating to losses to be incurred under a sublease agreement, severance, impairment of previously closed manufacturing facilities (Rockingham, North Carolina and Abbeville, South Carolina) and losses associated with the Terry Division, subsequent to its sale.

                               THE BIBB COMPANY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED JANUARY 3, 1998,
                   THE THREE MONTHS ENDED DECEMBER 28, 1996,
                   THE NINE MONTHS ENDED SEPTEMBER 28, 1996,
                     AND THE YEAR ENDED DECEMBER 30, 1995
                                (IN THOUSANDS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED               BALANCE
                           BEGINNING  COSTS AND  TO OTHER              AT END
                           OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS* OF PERIOD
                           ---------- ---------- -------- ----------- ---------
YEAR ENDED JANUARY 3,
 1998:
 Allowance for doubtful
  accounts, discounts, and
  claims..................   $1,588     $  465    $2,288   $ (1,655)   $2,686
THREE MONTHS ENDED DECEM-
 BER 28, 1996:
 Allowance for doubtful
  accounts, discounts, and
  claims..................        0        191     1,397          0     1,588
NINE MONTHS ENDED SEPTEM-
 BER 28, 1996:
 Allowance for doubtful
  accounts, discounts, and
  claims..................    5,134      2,388     2,785    (10,307)        0
YEAR ENDED DECEMBER 30,
 1995:
 Allowance for doubtful
  accounts, discounts, and
  claims..................    4,667        491     8,363     (8,387)    5,134

--------
* Deductions represent the write-off of uncollectable receivables, net of recoveries, and for the nine months ended September 28, 1996, the write-off of the allowance account in order to state accounts receivable at fair value in accordance with fresh start reporting.