Form 10-Q
period 1998-04-04
BIBB CO /DE
filed 1998-05-18
CIK 814570

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO.  0-21661

                                THE BIBB COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                           58-2253133
     (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


           100 GALLERIA PARKWAY                       30339
               SUITE 1750                           (ZIP CODE)
            ATLANTA, GEORGIA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (770)644-7000
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                                --    --

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court.  Yes X   No
                         --      --

     As of April 4, 1998, there were 10,061,576 outstanding shares of the registrant's Common Stock, par value $.01 per share, which is the only class of common or voting stock of the registrant.

                               THE BIBB COMPANY

                               TABLE OF CONTENTS


                                                                  PAGE NO.
                                                                  --------
PART I - FINANCIAL INFORMATION:

 Item 1.  Condensed Financial Statements:

  Condensed Balance Sheets - April 4, 1998 and  January 3, 1998      3

  Condensed Statements of Operations for the three months ended
   April 4, 1998 and March 29, 1997                                  4

  Condensed Statement of Changes in Stockholders' Equity for the
   three months ended April 4, 1998                                  5

  Condensed Statements of Cash Flows for the three months ended
   April 4, 1998 and March 29, 1997                                  6

  Notes to Condensed Financial Statements                            7

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Continuing Operations               11


PART II - OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K                          13

      (a)  Exhibits

      (b)  Reports on Form 8-K
           No reports on Form 8-K were filed during the three months ended April 4, 1998.

 Signature Page                                                     14

                                THE BIBB COMPANY
                           CONDENSED  BALANCE SHEETS
                       APRIL 4, 1998 AND JANUARY 3, 1998
                       (In thousands, except share data)
                                  (unaudited)

                                                                                           April 4,    January 3,
                                                                                             1998         1998
                                                                                          ---------     --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                 $    110     $    114
Accounts receivable, net of allowances for doubtful accounts, discounts, and claims
 of $2,263 and $2,686 as of April 4, 1998 and January 3, 1998, respectively                 34,137       34,761
Inventories                                                                                 58,698       54,305
Net assets of discontinued operations                                                       11,617       12,025
Prepaid expenses and other current assets                                                    3,828        3,019
                                                                                          --------     --------
   Total current assets                                                                    108,390      104,224

PROPERTY, PLANT and EQUIPMENT, net                                                          70,744       62,829
OTHER ASSETS                                                                                 2,626        2,298
                                                                                          --------     --------
                                                                                          $181,760     $169,351
                                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                                      $  5,363     $  3,617
Accounts payable                                                                            25,796       17,830
Accrued payroll and other compensation                                                       5,168        5,806
Other accrued liabilities                                                                    7,670        9,103
                                                                                          --------     --------
   Total current liabilities                                                                43,997       36,356

LONG-TERM DEBT, less current maturities                                                     79,555       74,898

STOCKHOLDERS'  EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued
 and outstanding                                                                                 0            0
Common stock, $.01 par value, 25,000,000 shares authorized;
 10,061,576  shares issued and outstanding                                                     101          101
Additional paid-in capital                                                                  88,882       88,882
Accumulated deficit                                                                        (30,775)     (30,886)
                                                                                          --------     --------
   Total stockholders' equity                                                               58,208       58,097
                                                                                          --------     --------
                                                                                          $181,760     $169,351
                                                                                          ========     ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                THE BIBB COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                       (In thousands, except share data)
                                  (unaudited)


                                                  Three Months Ended
                                              --------------------------
                                                April 4,      March 29,
                                                  1998           1997
                                              -----------    -----------
NET SALES                                     $    56,825    $    58,932
COST OF SALES                                      48,958         54,258
                                              -----------    -----------
  Gross Profit                                      7,867          4,674

SELLING AND ADMINISTRATIVE EXPENSES                 5,682          5,453
                                              -----------    -----------
  Operating Profit (Loss)                           2,185           (779)

OTHER EXPENSE:
  Interest expense                                 (1,740)          (974)
  Loan fee amortization and related expense          (334)          (274)
  Other, net                                            0            (95)
                                              -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS              111         (2,122)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Apparel Business                                      0           (299)
  Napery Business                                       0            230
                                              -----------    -----------
NET INCOME (LOSS)                             $       111    $    (2,191)
                                              ===========    ===========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Basic                                       $      0.01    $     (0.22)
                                              ===========    ===========
  Diluted                                     $      0.01    $     (0.22)
                                              ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        10,061,576     10,061,576
                                              ===========    ===========
  Diluted                                      10,181,427     10,061,576
                                              ===========    ===========



             The accompanying notes are an integral part of these
                  condensed financial statements (unaudited).

                                THE BIBB COMPANY
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998
                                 (In thousands)
                                  (unaudited)

                                       Common
                                        Stock                Additional
                                       ($.01                  Paid-in               Accumulated
                                     Par Value)               Capital                 Deficit                  Total
                                    -----------             ----------              -----------              --------
Balance, January 3, 1998              $  101                  $88,882                $(30,886)               $58,097
Net Income                                 0                        0                     111                    111
                                      ------                  -------                ---------               -------
Balance, April 4, 1998                $  101                  $88,882                $(30,775)               $58,208
                                      ======                  =======                =========               =======



    The accompanying notes are an integral part of this condensed financial statement (unaudited).

                               THE BIBB COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                                (In thousands)
                                  (unaudited)


                                              Three Months Ended
                                            ----------------------
                                            April 4,      March 29,
                                              1998           1997
                                            -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $   111        $(2,191)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation and amortization             1,728          2,117
    Loan fee amortization and
    related expenses                            334            274
    Net loss on sales and
    retirement of assets                          0             12
    Changes in operating
    assets and liabilities:
    Assets held for sale                          0         37,012
    Net assets of
    discontinued operations                     408              0
    Other working capital
    accounts                                    992         (5,150)
                                            -------        -------
      Net cash provided by
        operating activities                  3,573         32,074
                                            -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (9,239)        (2,527)
  Proceeds from sale of
    fixed assets                                111          1,869
  Other, net                                   (277)          (441)
                                            -------        -------
      Net cash used in
        investing activities                 (9,405)        (1,099)
                                            -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt
    and capital lease obligation               (185)        (3,019)
  Proceeds from sale/leaseback transaction    1,933              0
  Net (repayments) borrowings of
    senior debt                               4,655        (31,005)
  Loan fees                                    (575)             0
                                            -------        -------
      Net cash provided by (used in)
        financing activities                  5,828        (34,024)
                                            -------        -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                               (4)        (3,049)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           114          3,206
                                            -------        -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $   110        $   157
                                            =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                             $ 1,719        $ 1,211
                                            =======        =======


             The accompanying notes are an integral part of these
                  condensed financial statements (unaudited).

                                THE BIBB COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1.  BASIS OF INTERIM PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of April 4, 1998 and the results of its operations and its cash flows for three month periods ended April 4, 1998 and March 29, 1997, have been included. Operating results for the three month period ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 3, 1998. The condensed balance sheet at January 3, 1998, has been derived from these statements.

      Unless the context otherwise requires, the "Company" means The Bibb Company, a Delaware corporation.

2.  SIGNIFICANT ACCOUNTING POLICIES

    DISCONTINUED OPERATIONS

      In December 1997, the Company sold its napery business, which consisted of the manufacture and marketing of damask table linen products serving the hospitality market (the "Napery Business"), and related inventory, to Mount Vernon Mills, Inc. In connection therewith, the Company closed its Roanoke Rapids, North Carolina manufacturing plant during the three month period ended April 4, 1998 and is actively seeking a buyer for the property. As the assets of the Napery Business are currently being liquidated, they have been classified, as of April 4, 1998 and January 3, 1998, as net assets of discontinued operations, and the results of operations of the Napery Business are excluded from the Company's continuing operations.

      During the three month period ended April 4, 1998, the Company exited the apparel business, which consisted of the manufacture and marketing of apparel fabrics, principally chambray, which is sold primarily to garment manufacturers (the "Apparel Business"). As a result, the Company discontinued its manufacturing operations at the Company's Columbus, Georgia facility. The assets of the Apparel Business are currently being liquidated. As a result, the Company classified the assets, except for real estate, of the Apparel Business as net assets of discontinued operations, and the results of operations for the Apparel Business are excluded from the Company's continuing operations.

    The table below sets forth net sales, net losses, and net loss per common share for the discontinued Apparel Business and Napery Business for the three months ended March 29, 1997 and April 4, 1998 (in thousands):


                                                For the three months ended       For the three months ended
                                                       April 4, 1998                    March 29, 1997
                                                --------------------------       --------------------------
                                                 Apparel         Napery            Apparel        Napery
                                                 Business       Business           Business      Business
                                                 --------       --------           --------       --------
Net sales                                         $7,638          $   0             $7,106        $2,014

Net income (loss)                                 $    0          $   0             $ (299)       $  230

Net income (loss) per common share,
    basic and diluted                             $ 0.00          $0.00             $(0.03)       $ 0.02


    Net assets of discontinued operations at April 4, 1998 and January 3, 1998 are set forth below (in thousands):

                                                            April 4, 1998          January 3, 1998
                                                            -------------          ---------------
Accounts receivable, net                                       $ 6,246                 $ 5,115
Inventory                                                        1,125                   7,486
Property, plant & equipment                                      7,991                   8,864
Accounts payable and accrued liabilities                        (3,745)                 (9,440)
                                                               -------                 -------
                                                               $11,617                 $12,025
                                                               =======                 =======

RECENT ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"), effective January 4, 1998. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS 132 revises disclosures about pension and other postretirement benefit plans, yet it does not change the measurement or recognition of those plans. The disclosures relative to SFAS 130, 131, and 132 do not significantly affect the Company's current disclosures.

3.  INVENTORIES

      The major classes of inventories, exclusive of inventory related to the discontinued apparel and napery businesses, were as follows (in thousands):


                                                  April 4,      January 3,
                                                    1998          1998
                                                  -------       -------
      Raw materials and supplies                  $ 7,911       $ 7,713
      Work-in-process                              24,285        24,308
      Finished goods                               26,456        22,238
                                                  -------       -------
       Total at FIFO cost                          58,652        54,259
      Excess of LIFO cost over FIFO cost               46            46
                                                  -------       -------
       Total at LIFO cost                         $58,698       $54,305
                                                  =======       =======

4.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant, and equipment, exclusive of items related to the discontinued apparel and napery businesses were as follows (in thousands):

                                                  April 4,     January 3,
                                                    1998         1998
                                                  -------       -------
      Machinery and equipment                     $27,882       $27,853
      Land, buildings, and improvements            22,348        22,348
      Construction in progress                     27,848        18,609
                                                   78,078        68,810
                                                  -------       -------
      Less accumulated depreciation                 7,334         5,981
                                                  -------       -------
                                                  $70,744       $62,829
                                                  =======       =======

5.  LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                                  April 4,     January 3,
                                                    1998          1998
                                                  -------       -------
      Line of credit under New Credit Agreement   $54,871       $58,615

      Term loan under New Credit Agreement         20,706        12,308

      Capital lease obligations                     8,940         7,162

      Other                                           401           430
                                                  -------       -------
                                                  $84,918       $78,515

      Less current maturities                       5,363         3,617
                                                  -------       -------
                                                  $79,555       $74,898
                                                  =======       =======

      Effective March 6, 1998, the Company entered into an amendment to the Loan and Security Agreement dated as of September 12, 1996, by and among Congress Financial Corporation, as agent, and the lenders party thereto and the Company (the "New Credit Agreement"). Significant provisions of the new amendment are as follows:

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

6. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. There was no net income tax expense or benefit recorded in the three months ended April 4, 1998 or the three months ended March 29, 1997.

7.  EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") during 1997. SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes the effect of any potentially dilutive common equivalent shares. Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding, which was 10,061,576 for the three months ended April 4, 1998 and March 29, 1997, respectively. Fully diluted earnings per share, now called diluted earnings per share, is still required. Diluted earnings per share is calculated treating all potentially dilutive securities such as stock options as outstanding during the entire period, or from grant date if granted during the period. For the three months ended April 4, 1998, 744,000 options were included in the calculation. For the three months ended March 29, 1997, all options (200,000) were anti-dilutive and thus were not included in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

  (A) COMPARISON OF THE THREE MONTHS ENDED APRIL 4, 1998 WITH THREE MONTHS ENDED MARCH 29, 1997 (IN THOUSANDS).

     Net sales for the three months ended April 4, 1998, were $56,825 compared to $58,932 for the three months ended March 29, 1997, a decrease of $2,107 or 3.6%.

     The Company's gross profit for the three months ended April 4, 1998 was $7,867 or 13.8% of net sales compared to $4,674 or 7.9% of net sales for the
  three months ended March 29, 1997.   This increase is due primarily to the
  Company's focused customer programs and associated strengthening of partnerships and product offerings. In addition, the Company is beginning to realize the cost savings from its capital improvement program.

     Selling and administrative expenses for the three months ended April 4, 1998 were $5,682 or 10.0% of net sales compared to $5,453 or 9.3% of net sales for the three months ended March 29, 1997.

     As a result of the above factors, operating profit for the three months ended April 4, 1998 improved to $2,185 from a loss of $779 in the three months ended March 29, 1997, an increase of $2,964.

     Interest expense for the three months ended April 4, 1998 was $1,740 compared to $974 for the three months ended March 29, 1997, an increase of $766 primarily due to the increase in debt outstanding to $84.9 million as of April 4, 1998 from $55.3 million as of March 29, 1997. The increase in debt resulted primarily from capital expenditures made as part of the capital improvement program.

     As a result of the above factors, net income for the three months ended April 4, 1998 was $111 compared to a net loss of $2,191 in the three months ended March 29, 1997.

  (B) LIQUIDITY AND CAPITAL RESOURCES

     General. Net cash provided by operating activities was $3.6 million for the three months ended April 4, 1998 compared to $32.1 million for the three months ended March 29, 1997. In the three months ended March 29, 1997, the Company sold its terry operations for net cash proceeds of approximately $37 million. Excluding the sale of the terry operations, net cash flow from operations increased by $8.5 million primarily as a result of changes in operating assets and liabilities and the Company recording net income of $0.1 million in the three months ended April 4, 1998, as compared to a net loss of $2.2 million in the three months ended March 29, 1997.

     Net cash used in investing activities increased to $9.4 million in the three months ended April 4, 1998 from $1.1 million in the three months ended March 29, 1997. This increase is primarily due to an increase in capital expenditures to $9.2 million in the three months ended April 4, 1998 from $2.5 million in the three months ended March 29, 1997 and proceeds from the sale of fixed assets decreasing to $0.1 million in the three months ended April 4, 1998 from $1.9 million in the three months ended March 29, 1997.

     Net cash provided by financing activities increased to $5.8 million in the three months ended April 4, 1998 from net cash used in financing activities of $34.0 million in the three months ended March 29, 1997. The net cash provided by financing activities in the three months ended April 4, 1998 resulted from increased borrowings under the New Credit Agreement, as amended. In the three months ended March 29, 1997, the Company repaid an outstanding industrial development revenue bond in the amount of $3.0 million and also repaid outstanding indebtedness with the proceeds from the sale of the terry
  operations.   Effective March 6, 1998, the Company amended the New Credit
  Agreement and as a result, increased the borrowings under the agreement. Significant provisions of the amendment are as follows:

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

     Liquidity. The Company experiences significant fluctuations in its working capital requirements primarily associated with its retail customers' late summer and fall inventory purchasing. The Company's primary ongoing cash requirements will be to fund debt service, make capital expenditures and finance working capital. The Company believes that it will generate sufficient cash flow from operations, supplemented by its available borrowings under the New Credit Agreement and anticipated leases, to meet working capital and capital expenditure requirements as well as debt service requirements under the New Credit Agreement.

     As a result of the New Credit Agreement, as amended, the Company is entitled to borrow up to a maximum of approximately $80.9 million subject to borrowing base availability and applicable revolving loan reserves.

     As of May 12, 1998, the Company had approximately $74.8 million in borrowings outstanding under the New Credit Agreement, of which approximately $4.2 million is due over the next twelve months.

     As of May 12, 1998, the Company had the ability to borrow an additional $3.8 million for general operating requirements under the revolving loan provisions of the New Credit Agreement.

     Capital Expenditures. The Company has made and expects to make in the future, significant capital expenditures to modernize its facilities and reduce operating costs. Capital expenditures, including capital leases were $9.2 million in the three months ended April 4, 1998 and are budgeted to be approximately $19 million for all of fiscal year 1998. The Company's ability to draw advances under the New Credit Agreement for the purpose of funding capital expenditures, remains subject to compliance with the terms and conditions of the New Credit Agreement (including its borrowing base requirements).

  FORWARD LOOKING STATEMENTS

     A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's textile business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations," including, but not limited to, general economic conditions in the markets in which the Company operates, the ability to implement the Company's capital improvement program, the ability to achieve further market penetration and additional customers, the cost of raw materials, particularly cotton, and other risks and uncertainties associated with the textile industry.


  PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     Exhibit 11.   Statement re computation of per share earnings

     Exhibit 27.   Financial Data Schedule


     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended April 4, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE BIBB COMPANY



Date:   May 15, 1998      /s/ MICHAEL L. FULBRIGHT
                          ------------------------
                          By:  Michael L. Fulbright
                          Chairman of the Board, President and
                          Chief Executive Officer


                          /s/ CHARLES R. TUTTEROW
                          -----------------------
                          By:  Charles R. Tutterow
                          Vice President, Chief Financial Officer,
                          Secretary, and Principal Accounting Officer