Form 10-Q
period 1998-07-04
BIBB CO /DE
filed 1998-08-17
CIK 814570

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No __
                                                --

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court.  Yes X   No  __
                         --

     As of July 4, 1998, there were 10,061,576 outstanding shares of the registrant's Common Stock, par value $.01 per share, which is the only class of common or voting stock of the registrant.

                                THE BIBB COMPANY

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION:


 Item 1.  Condensed Financial Statements:

  Condensed Balance Sheets - July 4, 1998 and  January 3, 1998               3

  Condensed Statements of Operations for the three months ended
  and the six months ended July 4, 1998 and June 28, 1997                    4

  Condensed Statement of Changes in Stockholders' Equity for the
   six months ended July 4, 1998                                             5

  Condensed Statements of Cash Flows for the
   six months ended July 4, 1998 and June 28, 1997                           6

  Notes to Condensed Financial Statements                                    7

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Continuing Operations                       11

PART II - OTHER INFORMATION:


 Item 6.  Exhibits and Reports on Form 8-K                                  14

      (a)  Exhibits

      (b)  Reports on Form 8-K


 Signature Page                                                             15

                                THE BIBB COMPANY
                           CONDENSED  BALANCE SHEETS
                        JULY 4, 1998 AND JANUARY 3, 1998
                       (In thousands, except share data)
                                  (unaudited)

                                                                                              July 4,       January 3,
                                                                                               1998            1998
                                                                                             ---------      -----------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                    $     95       $    114
Accounts receivable, net of allowances for doubtful accounts, discounts, and claims
 of $1,676 and $2,686 as of July 4, 1998 and January 3, 1998, respectively                     35,686         34,761
Inventories                                                                                    59,514         54,305
Net assets of discontinued operations                                                           7,193         12,025
Prepaid expenses and other current assets                                                       3,743          3,019
                                                                                             --------       --------
   Total current assets                                                                       106,231        104,224

PROPERTY, PLANT and EQUIPMENT, net                                                             80,040         62,829
OTHER ASSETS                                                                                    2,430          2,298
                                                                                             --------       --------
                                                                                             $188,701       $169,351
                                                                                             ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                                         $  6,678       $  3,617
Accounts payable                                                                               23,819         17,830
Accrued payroll and other compensation                                                          4,765          5,806
Other accrued liabilities                                                                       5,519          9,103
                                                                                             --------       --------
   Total current liabilities                                                                   40,781         36,356

LONG-TERM DEBT, less current maturities                                                        87,827         74,898

STOCKHOLDERS'  EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued
 and outstanding                                                                                    0              0
Common stock, $.01 par value, 25,000,000 shares authorized;
 10,061,576  shares issued and outstanding                                                        101            101
Additional paid-in capital                                                                     88,882         88,882
Accumulated deficit                                                                           (28,890)       (30,886)
                                                                                             --------       --------
   Total stockholders' equity                                                                  60,093         58,097
                                                                                             --------       --------
                                                                                             $188,701       $169,351
                                                                                             ========       ========

 The accompanying notes are an integral part of these condensed balance sheets
                                  (unaudited).

                                THE BIBB COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED AND THE SIX MONTHS ENDED
                         JULY 4, 1998 AND JUNE 28, 1997
                       (In thousands, except share data)
                                  (unaudited)



                                                       Three Months Ended                            Six Months Ended
                                                  -----------------------------              ------------------------------
                                                     July 4,         June 28,                  July 4,           June 28,
                                                      1998             1997                     1998               1997
                                                  -----------       -----------              -----------        -----------

NET SALES                                         $    59,515       $    63,299              $   116,340        $   122,231
COST OF SALES                                          50,629            56,311                   99,587            110,569
                                                  -----------       -----------              -----------        -----------
   Gross Profit                                         8,886             6,988                   16,753             11,662

SELLING AND ADMINISTRATIVE
  EXPENSES                                              5,284             5,391                   10,966             10,844
                                                  -----------       -----------              -----------        -----------
   Operating Profit                                     3,602             1,597                    5,787                818

OTHER EXPENSES:
   Interest expense                                    (1,395)           (1,060)                  (3,135)            (2,034)
   Loan fee amortization and related
    expenses                                             (322)             (312)                    (656)              (586)
   Other, net                                               0                (6)                       0               (101)
                                                  -----------       -----------              -----------        -----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                      $     1,885       $       219              $     1,996        $    (1,903)
                                                  -----------       -----------              -----------        -----------
NET LOSS OF DISCONTINUED
  OPERATIONS, net of taxes:
   Apparel business                                         0            (1,305)                       0             (1,604)
   Napery business                                          0              (324)                       0                (94)
                                                  -----------       -----------              -----------        -----------
NET INCOME (LOSS)                                 $     1,885       $    (1,410)             $     1,996        $    (3,601)
                                                  ===========       ===========              ===========        ===========

PER SHARE INFORMATION:
   Net loss from continuing operations:
     Basic                                        $      0.19       $      0.02              $      0.20        $     (0.19)
                                                  ===========       ===========              ===========        ===========
     Diluted                                      $      0.18       $      0.02              $      0.19        $     (0.19)
                                                  ===========       ===========              ===========        ===========
   Net loss of discontinued operations:
     Basic                                               0.00             (0.16)                    0.00              (0.17)
                                                  ===========       ===========              ===========        ===========
     Diluted                                             0.00             (0.16)                    0.00              (0.17)
                                                  ===========       ===========              ===========        ===========
   Net loss:
     Basic                                        $      0.19       $     (0.14)             $      0.20        $     (0.36)
                                                  ===========       ===========              ===========        ===========
     Diluted                                      $      0.18       $     (0.14)             $      0.19        $     (0.36)
                                                  ===========       ===========              ===========        ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
   Basic                                           10,061,576       10,061,576                10,061,576         10,061,576
                                                  ===========       ===========              ===========        ===========
   Diluted                                         10,327,287       10,061,576                10,257,465         10,061,576
                                                  ===========      ===========               ===========        ===========


    The accompanying notes are an integral part of these condensed financial statements (unaudited).

                                THE BIBB COMPANY
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 4, 1998
                                 (In thousands)
                                  (unaudited)



                                                   Common
                                                   Stock              Additional
                                                   ($.01                Paid-in               Accumulated
                                                 Par Value)             Capital                 Deficit                 Total
                                              ----------------     -----------------       -----------------      ------------------

Balance, January 3, 1998                                $  101               $88,882                $(30,886)                $58,097


Net Income                                                   0                     0                   1,996                   1,996

                                              ----------------     -----------------       -----------------      ------------------


Balance, July 4, 1998                                    $  101              $88,882                $(28,890)                $60,093

                                              =================    =================       =================      ==================



   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                                THE BIBB COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 4, 1998  AND JUNE 28, 1997
                                 (In thousands)
                                  (unaudited)

                                                                                  Six Months Ended
                                                                           -----------------------------
                                                                             July 4,          June 28,
                                                                              1998              1997
                                                                           ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $  1,996          $  (3,601)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                3,361              3,625
  Loan fee amortization and related expenses                                     656                586
  Net loss on sales and retirement of assets                                       0                 13
  Changes in operating assets and liabilities:
   Assets held for sale                                                            0             37,012
   Net assets of discontinued operations                                       4,832                  0
   Other working capital accounts                                             (6,069)               816
                                                                            --------          ---------
          Net cash provided by operating activities                            4,776             38,451
                                                                            --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                        (10,245)            (5,814)
 Proceeds from sale of fixed assets                                                0              2,565
 Other, net                                                                     (694)              (304)
                                                                            --------          ---------
          Net cash used in investing activities                              (10,939)            (3,553)
                                                                            --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligation                    (1,040)            (3,046)
 Proceeds from sale/leaseback transaction                                      1,933                  0
 Net borrowings (repayments) of senior debt                                    5,973            (34,920)
 Loan fees                                                                      (722)                 0
                                                                            --------          ---------
          Net cash provided by (used in) financing activities                  6,144            (37,966)
                                                                            --------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (19)            (3,068)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 114              3,206
                                                                            --------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     95          $     138
                                                                            ========          =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                              $  3,979          $   3,205
                                                                            ========          =========

    The accompanying notes are an integral part of these condensed financial statements (unaudited).

                                THE BIBB COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF INTERIM PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of July 4, 1998, the results of its operations for three month periods ended and the six month periods ended July 4, 1998 and June 28, 1997 and cash flows for the six month periods ended July 4, 1998 and June 28, 1997, have been included. Operating results for the three month and six month periods ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 3, 1998. The condensed balance sheet at January 3, 1998, has been derived from these statements.

     Unless the context otherwise requires, the "Company" means The Bibb Company, a Delaware corporation.

     Certain prior period amounts have been reclassified in order to conform to current period presentation.

  On June 29, 1998, the Company and Dan River Inc., a leading manufacturer and marketer of textile products for the home fashions and apparel fabrics markets, ("Dan River"), announced a definitive merger agreement, as subsequently amended, under which Dan River will acquire the Company for a combination of cash and Dan River stock in a tax-free transaction valued in excess of $250 million, including assumed debt (the "Merger"). Each of the Company's shareholders will be entitled to elect whether to receive $16.50 in cash, .84615 shares of Dan River Class A common stock, or a combination thereof, for each of the Company's shares held, subject to proration. The closing of the Merger is expected to occur in the third quarter of 1998, subject to the fulfillment of certain customary closing conditions.


2.  SIGNIFICANT ACCOUNTING POLICIES

  Discontinued Operations

     In December 1997, the Company sold its napery business, which consisted of the manufacture and marketing of damask table linen products serving the hospitality market (the "Napery Business"), and related inventory, to Mount Vernon Mills, Inc. In connection therewith, the Company closed its Roanoke Rapids, North Carolina manufacturing plant during the three month period ended April 4, 1998 and is actively seeking a buyer for the property. As the assets of the Napery Business are currently being liquidated, they have been classified, as of July 4, 1998 and January 3, 1998, as net assets of discontinued operations, and the results of operations of the Napery Business are excluded from the Company's continuing operations.

     During the three month period ended April 4, 1998, the Company exited the apparel business, which consisted of the manufacture and marketing of apparel fabrics, principally chambray, which is sold primarily to garment manufacturers (the "Apparel Business"). As a result, the Company discontinued its manufacturing operations at the Company's Columbus, Georgia facility. The assets of the Apparel Business are currently being liquidated. As a result, the Company classified the assets, except for real estate, of the Apparel Business as net assets of discontinued operations, and the results of operations for the Apparel Business are excluded from the Company's continuing operations. The table below sets forth net sales, net losses, and net loss per common share for the discontinued Apparel Business and Napery Business for the three months ended July 4, 1998 and June 28, 1997 (in thousands, except per share data):

                                                  For the three months ended                For the three months ended
                                                         July 4, 1998                              June 28, 1997
                                              ----------------------------------      ----------------------------------------
                                                 Apparel             Napery               Apparel                 Napery
                                                 Business           Business              Business               Business
                                              --------------     ---------------      ----------------      ------------------
  Net sales                                      $1,229               $   0                $ 6,223                $2,389

  Net loss                                       $    0               $   0                $(1,305)               $ (324)

  Net loss per common share,
        basic and diluted                        $ 0.00               $0.00                $ (0.13)               $(0.03)


     Net assets of discontinued operations at July 4, 1998 and January 3, 1998 are set forth below (in thousands):

                                                                             July 4,                 January 3,
                                                                               1998                    1998
                                                                      ------------------       ---------------------
Accounts receivable, net                                                          $1,268                     $ 5,115
Inventory                                                                              0                       7,486
Property, plant & equipment                                                        6,698                       8,864
Accounts payable and accrued liabilities                                            (773)                     (9,440)
                                                                      ------------------       ---------------------
                                                                                  $7,193                     $12,025
                                                                      ==================       =====================

  Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits -an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"), and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective January 4, 1998. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS 132 revises disclosures about pension and other postretirement benefit plans, yet it does not change the measurement or recognition of those plans. SFAS 133 establishes accounting standards for derivative instruments and hedging activities. The Company does not currently engage in hedging activities or utilize derivative instruments. The disclosures relative to SFAS's 130, 131, 132 and 133 do not significantly affect the Company's current disclosures.

3. INVENTORIES

     The major classes of inventories, exclusive of inventory related to the discontinued apparel and napery businesses, were as follows (in thousands):

                                                   July 4,      January 3,
                                                    1998           1998
                                                  --------      ----------
 Raw materials and supplies                       $  8,545       $   7,713
 Work-in-process                                    25,981          24,308
 Finished goods                                     23,541          22,238
                                                  --------       ---------
  Total at FIFO cost                                58,067          54,259
 Excess of LIFO cost over FIFO cost                  1,447              46
                                                  --------       ---------
  Total at LIFO cost                              $ 59,514       $  54,305
                                                  ========       =========

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment, exclusive of items related to the discontinued apparel and napery businesses were as follows (in thousands):

                                                     July 4,        January 3,
                                                       1998           1998
                                                    ----------     ------------
 Machinery and equipment                             $ 35,334       $ 27,853
 Land, buildings, and improvements                     22,348         22,348
 Construction in progress                              31,125         18,609
                                                     --------       --------
                                                       88,807         68,810
 Less accumulated depreciation                          8,767          5,981
                                                     --------       --------
                                                     $ 80,040       $ 62,829
                                                     ========       ========




5. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                            July 4,        January 3,
                                                             1998             1998
                                                          ----------      ------------
 Line of credit under New Credit Agreement                 $ 57,253         $  58,615

 Term loan under New Credit Agreement                        19,643            12,308

 Capital lease obligations                                   17,247             7,162

 Other                                                          362               430
                                                           --------         ---------
                                                           $ 94,505         $  78,515

 Less current maturities                                      6,678             3,617
                                                           --------         ---------
                                                           $ 87,827         $  74,898
                                                           ========         =========

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

6. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. There was no net income tax expense or benefit recorded in the three months ended and the six months ended July 4, 1998 or the three months ended and the six months ended June 28, 1997.

7. EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") during 1997. SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes the effect of any potentially dilutive common equivalent shares. Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding, which was 10,061,576 for all periods presented herein. Fully diluted earnings per share, now called diluted earnings per share, is still required. Diluted earnings per share is calculated treating all potentially dilutive securities such as stock options as outstanding during the entire period, or from grant date if granted during the period. For the three months ended and the six months ended July 4, 1998, 697,000 options were included in the calculation. For the three months ended and the six months ended June 28, 1997, all options (200,000) were anti-dilutive and thus were not included in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

     On June 29, 1998, the Company and Dan River announced a definitive merger agreement under which Dan River will acquire the Company for a combination of cash and, as subsequently amended, Dan River stock in a tax-free transaction valued in excess of $250 million, including assumed debt (the `Merger"). Each of the Company's shareholders will be entitled to elect whether to receive $16.50 in cash, .84615 shares of Dan River Class A common stock, or a combination thereof, for each of the Company's shares held, subject to proration. The closing of the Merger is expected to occur in the third quarter of 1998, subject to the fulfillment of certain customary closing conditions.

  (a) Comparison of the Three Months Ended July 4, 1998 with Three Months Ended June 28, 1997 (in thousands).

     Net sales for the three months ended July 4, 1998, were $59,515 compared to $63,299 for the three months ended June 28, 1997, a decrease of $3,784 or 6.0%.

     The Company's gross profit for the three months ended July 4, 1998 was $8,886 or 14.9% of net sales compared to $6,988 or 11.0% of net sales for the
  three months ended June 28, 1997.   This increase is due primarily to the
  Company's focused customer programs and associated strengthening of partnerships and product offerings. In addition, the Company is beginning to realize the cost savings from its capital improvement program.

     Selling and administrative expenses for the three months ended July 4, 1998 were $5,284 or 8.9% of net sales compared to $5,391 or 8.5% of net sales for the three months ended June 28, 1997.

     As a result of the above factors, operating profit for the three months ended July 4, 1998 improved to $3,602 from $1,597 in the three months ended June 28, 1997, an increase of $2,005.

     Interest expense for the three months ended July 4, 1998 was $1,395 compared to $1,060 for the three months ended June 28, 1997, an increase of $335 due to the increase in debt outstanding to $94.5 million as of July 4, 1998 from $51.4 million as of June 28, 1997 partly offset by interest capital-ized of $618. The increase in debt resulted primarily from capital expenditures made as part of the capital improvement program.

     Net losses from discontinued Napery and Apparel businesses totaled $324 and $1,305, respectively in the three months ended June 28, 1997.

     As a result of the above factors, net income for the three months ended July 4, 1998 was $1,885 compared to a net loss of $1,410 in the three months ended June 28, 1997, an improvement of $3,295.

  (b) Comparison of the Six Months Ended July 4, 1998 with Six Months Ended June 28, 1997 (in thousands).

     Net sales for the six months ended July 4, 1998, were $116,340 compared to $122,231 for the six months ended June 28, 1997, a decrease of $5,891 or 4.8%.

     The Company's gross profit for the six months ended July 4, 1998 was $16,753 or 14.4% of net sales compared to $11,662 or 9.5% of net sales for the six months ended June 28, 1997. This increase is due primarily to the Company's focused customer programs and associated strengthening of partnerships and product offerings. In addition, the Company is beginning to realize the cost savings from its capital improvement program.

     Selling and administrative expenses for the six months ended July 4, 1998 were $10,966 or 9.4% of net sales compared to $10,844 or 8.9% of net sales for the six months ended June 28, 1997.

     As a result of the above factors, operating profit for the six months ended July 4, 1998 improved to $5,787 compared to $818 in the six months ended June 28, 1997, an increase of $4,969.

     Interest expense for the six months ended July 4, 1998 was $3,135 compared to $2,034 for the six months ended June 28, 1997, an increase of $1,101 primarily due to the increase in debt outstanding to $94.5 million as of July 4, 1998 from $51.4 million as of June 28, 1997 partly offset by interest capitalized of $618. The increase in debt resulted primarily from capital expenditures made as part of the capital improvement program.

     Net losses from discontinued Napery and Apparel businesses totaled $94 and $1,604, respectively in the six months ended June 28, 1997.

     As a result of the above factors, net income for the six months ended July 4, 1998 was $1,996 compared to a net loss of $3,601 in the six months ended June 28, 1997, an improvement of $5,597.


  (C)  Liquidity and Capital Resources (in thousands, except where noted)

     General. Net cash provided by operating activities was $4,776 for the six months ended July 4, 1998 compared to $38,451 for the six months ended June 28, 1997. In the six months ended June 28, 1997, the Company sold its terry operations for net cash proceeds of $37,012. Excluding the sale of the terry operations, net cash flow from operations increased by approximately $3,337 as a result of the Company recording net income of $1,996 in the six months ended July 4, 1998, as compared to a net loss of $3,601 in the six months ended June 28, 1997.

     Net cash used in investing activities increased to $10,939 in the six months ended July 4, 1998 from $3,553 in the six months ended June 28, 1997. This increase is primarily due to an increase in capital expenditures, excluding capital leases to $10,245 in the six months ended July 4, 1998 from $5,814 in the six months ended June 28, 1997 partly offset by proceeds from the sale of fixed assets in the six months ended June 28, 1997 of $2,565.

     Net cash provided by financing activities increased to $6,144 in the six months ended July 4, 1998 from net cash used in financing activities of $37,966 in the six months ended June 28, 1997. The net cash provided by financing activities in the six months ended July 4, 1998 resulted from increased borrowings under the New Credit Agreement, as amended. In the six months ended June 28, 1997, the Company repaid an outstanding industrial development revenue bond in the amount of $3,000 and also repaid outstanding indebtedness of $37,012 with the proceeds from the sale of the terry
  operations.   Effective March 6, 1998, the Company amended the New Credit
  Agreement and as a result, increased the borrowings under the agreement. Significant provisions of the amendment are as follows:

     (i) increase of the term loan to $21.3 million (ii) extension of the renewal date from September 16, 1999 to November 1, 2000, (iii) reduction of the tangible net worth covenant from a minimum of $70 million to a minimum of $50 million, (iv) reduction of the prepayment fees for replacing the credit agreement after September 16, 1998, from $0.575 million to $0.3 million, and (v) reduction of the revolving loan limit to $60 million.

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

     As a result of the New Credit Agreement, as amended, the Company is entitled to borrow up to a maximum of approximately $79.8 million as determined by borrowing base availability and applicable revolving loan reserves.

     As of July 4, 1998, the Company had $76.9 million in borrowings outstanding under the New Credit Agreement, of which approximately $4.1 million is due over the next twelve months.

     As of July 4, 1998, the Company had the ability to borrow up to an additional $2.9 million for general operating requirements under the revolving loan provisions of the New Credit Agreement based on meeting certain requirements of the agreement.

     Capital Expenditures. The Company has made and expects to make, significant capital expenditures in the future to modernize its facilities and reduce operating costs. Capital expenditures, excluding capital leases were $10,245 in the six months ended July 4, 1998. The Company's ability to draw advances under the New Credit Agreement for the purpose of funding capital expenditures, remains subject to compliance with the terms and conditions of the New Credit Agreement (including its borrowing base requirements).

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

  PART II.  OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 11.  Statement re: computation of diluted per share earnings

     Exhibit 27.   Financial Data Schedule


     (b)  Reports on Form 8-K

     Form 8-K dated July 6, 1998 regarding announcement of the plan of merger with Dan River.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE BIBB COMPANY



Date:   August 17, 1998          /s/ MICHAEL L. FULBRIGHT
                                 ------------------------
                                 By:  Michael L. Fulbright
                                 Chairman of the Board, President and
                                 Chief Executive Officer


                                 /s/ CHARLES R. TUTTEROW
                                 -----------------------
                                 By:  Charles R. Tutterow
                                 Vice President, Chief Financial Officer,
                                 Secretary, and
                                 Principal Accounting Officer