Form 10-Q/A
period 1998-07-04
BIBB CO /DE
filed 1998-08-18
CIK 814570

                              AMENDMENT NO. 1  TO
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

     (a)  Exhibits


     Exhibit 27.   Amended Financial Data Schedule

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE BIBB COMPANY



Date:   August 18, 1998          /s/ MICHAEL L. FULBRIGHT
                                 ------------------------
                                 By:  Michael L. Fulbright
                                 Chairman of the Board, President and
                                 Chief Executive Officer


                                 /s/ CHARLES R. TUTTEROW
                                 -----------------------
                                 By:  Charles R. Tutterow
                                 Vice President, Chief Financial Officer,
                                 Secretary, and
                                 Principal Accounting Officer